Form 10-Q
period 2021-03-31
NightDragon Acquisition Corp.
filed 2021-06-11
CIK 1837067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.: 001-40108

NIGHTDRAGON ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-4249052
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Second Street, Suite 1275

San Francisco, California 94105

(Address of principal executive offices, including zip code)

(510) 306-7780

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SCALE units, each consisting of one share of Class A common stock, $0.00001 par value, and one-fifth of one redeemable warrant	NDACU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the SCALE units	NDAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the SCALE units	NDACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 1, 2021, there were 35,535,000 shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Summary of Risk Factors

The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•

If we seek stockholder approval of our initial business combination, our sponsor and our directors, officers and advisors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	We have received a notice of failure to satisfy a continued listing rule from Nasdaq.

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

•

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

•

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock or warrants.

•

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our Class A common stock or make it more difficult for us to consummate an initial business combination.

•

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

•

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NIGHTDRAGON ACQUISITION CORP.

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,982,144	$25,000
Prepaid expenses	1,216,484	—

Total Current Assets	3,198,628	25,000

Deferred offering costs	—	305,000
Marketable securities held in Trust Account	345,006,441	—

TOTAL ASSETS	$348,205,069	$330,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$60,080	$5,000
Accrued offering costs	416,321	305,000

Total Current Liabilities	476,401	310,000

Warrant Liability	11,149,408	—
Deferred underwriting fee payable	12,075,000	—

Total Liabilities	23,700,809	310,000

Commitments

Class A common stock subject to possible redemption 31,950,138 and no shares at redemption value at March 31, 2021 and December 31, 2020, respectively	319,504,256	—

Stockholders’ Equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 3,584,862 and no shares issued and outstanding (excluding 31,950,138 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	36	—
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	86	86
Additional paid-in capital	6,338,186	24,914
Accumulated deficit	(1,338,304)	(5,000)

Total Stockholders’ Equity	5,000,004	20,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$348,205,069	$330,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$121,235

Loss from operations	(121,235)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,441
Change in fair value of warrant liability	(638,925)
Transaction costs incurred in connection with warrant liabilities	(579,585)

Other expense, net	(1,212,069)

Loss before income taxes	(1,333,304)
Benefit (provision) for income taxes	—

Net loss	$(1,333,304)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	32,022,666

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,891,200

Basic and diluted net loss per share, Non-redeemable common stock	$(0.15)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	8,625,000	$86	$24,914	$(5,000)	$20,000

Sale of 34,500,000 Units, net of underwriting discounts	34,500,000	345	—	—	315,777,719	—	315,778,064

Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500

Common stock subject to possible redemption	(31,950,138)	(319)	—	—	(319,503,937)	—	(319,504,256)

Net loss	—	—	—	—	—	(1,333,304)	(1,333,304)

Balance – March 31, 2021	3,584,862	$36	8,625,000	$86	$6,338,186	$(1,338,304)	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,333,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,441)
Change in fair value of warrant liability	638,925
Transaction costs associated with Initial Public Offering	579,585
Changes in operating assets and liabilities:
Prepaid expenses	(1,216,484)
Accrued expenses	55,080

Net cash used in operating activities	(1,282,639)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Units	10,350,000
Proceeds from promissory note – related party	188,890
Repayment of promissory note – related party	(188,890)
Payment of offering costs	(210,217)

Net cash provided by financing activities	348,239,783

Net Change in Cash	1,957,144
Cash – Beginning of period	25,000

Cash – End of period	$1,982,144

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$111,321

Initial classification of Class A common stock subject to possible redemption	$319,504,256

Initial classification of warrant liability	$10,541,344

Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

NightDragon Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on December 8, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the three months ended March 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 34,500,000 SCALE (Stakeholder-Centered Aligned Listed Equity) units (the “SCALE Units” and, with respect to the shares of Class A common stock included in the SCALE Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 SCALE Units, at $10.00 per SCALE Unit, generating gross proceeds of $345,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,035,000 SCALE units (the “Private Placement SCALE Units”) at a price of $10.00 per Private Placement SCALE Unit in a private placement to NightDragon Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $10,350,000, which is described in Note 5.

Transaction costs amounted to $19,601,538, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $626,538 of other offering costs.

Following the closing of the Initial Public Offering on March 4, 2021, an amount of $345,000,000 ($10.00 per SCALE Unit) from the net proceeds of the sale of the SCALE Units in the Initial Public Offering and the sale of the Private Placement SCALE Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement SCALE Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares, or the public stockholders, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation provides that, a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended, or the Exchange Act), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission, or the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor has agreed (a) to vote its shares of Class B common stock, Private Placement Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the shares of Class B common stock) and Private Placement SCALE Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the shares of Class B common stock and Private Placement SCALE Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Company will have until March 4, 2023 (or June 4, 2023 if the Company has an executed letter of intent, agreement in principle or definitive agreement for a Business Combination as of March 4, 2023) (the “Combination Period”) to complete a Business Combination. If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per SCALE Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one year from the issuance date of the financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of March 4, 2021, filed by the Company on Form 8-K on March 10, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued balance sheet as of March 4, 2021, should be restated in this Note 2 to correct the impact of the misapplication of the accounting for warrants. The restatement resulted in a $10.5 million increase in the Warrant Liability line item and an offsetting decrease to the Class A Common Stock Subject to Possible Redemption mezzanine equity line item as of March 4, 2021. Transaction costs of the IPO of $579,585 were allocated to expense associated with the warrant liability and $30,861 was expensed due to the excess of fair value of the Private Placement Warrants over the selling price (see Note 5), both of which are reflected in the change to the Accumulated Deficit line item. There is no change to stockholders’ equity at any reported balance sheet date.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of March 4, 2021 (audited)
Warrant Liability	$—	$10,541,344	$10,541,344
Class A Common Stock Subject to Possible Redemption	330,768,010	(10,541,344)	320,226,666
Class A Common Stock	25	11	36
Additional Paid-in Capital	5,005,341	610,435	5,615,776
Accumulated Deficit	(5,450)	(610,446)	(615,896)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of March 31, 2021, offering costs in the aggregate of $19,021,953 have been charged to shareholders’ equity and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 4, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black Scholes approach (see Note 10).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the change in fair value of warrants, transaction costs incurred in connection with warrant liabilities and the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 7,107,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes shares of Class B common stock and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$6,441
Less: interest available to be withdrawn for payment of taxes	(6,441)
Less: interest available to be withdrawn for working capital	—

Net income attributable	$—

Denominator: Weighted Average Class A common stock subject to possible redemption

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	32,022,666

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,333,304)

Less: Net income allocable to Class A common stock subject to possible redemption	—

Non-Redeemable Net Loss	$(1,333,304)

Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	8,891,200

Basic and diluted net loss per share, Non-redeemable Common stock	$(0.15)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 34,500,000 SCALE Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 SCALE Units, at a purchase price of $10.00 per SCALE Unit. Each SCALE Unit consists of one share of Class A common stock and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 1,035,000 Private Placement SCALE Units at a price of $10.00 per Private Placement SCALE Unit, for an aggregate purchase price of $10,350,000, in a private placement. Each Private Placement SCALE Unit consists of one share of Class A common stock (“Private Placement Share”) and one-fifth of one redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. A portion of the proceeds from the sale of the Private Placement SCALE Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement SCALE Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement SCALE Units and all underlying securities will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares and Class B Common Stock

On December 14, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 founder shares. On January 28, 2021, these founder shares were reclassified and changed into 8,625,000 shares of Class B common stock, par value $0.00001 per share, or the Class B common stock. The Class B common stock included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no shares of Class B common stock are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the shares of Class B common stock until the earlier to occur of: (1) six months after the completion of a Business Combination and (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On January 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was subsequently amended on January 13, 2021 to increase the maximum principal amount under the note to $750,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $188,890 was repaid at the closing of the Initial Public Offering on March 4, 2021.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration and stockholder rights agreement entered into on March 1, 2021, the holders of the shares of Class B common stock, Private Placement SCALE Units and any SCALE Units that may be issued upon conversion of the Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement SCALE Units and SCALE Units that may be issued upon conversion of Working Capital Loans and upon conversion of the shares of Class B common stock) are entitled to registration rights requiring the Company to register such securities for resale (in the case of the shares of Class B common stock, only after conversion to shares of our Class A common stock). These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. However, the registration and stockholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The registration and stockholder rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per SCALE Unit, or $12,075,000. As a result of the underwriters’ election to fully exercise their over-allotment option on March 4, 2021, the underwriters are entitled to a deferred fee of $12,075,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were 3,584,862 shares of Class A common stock issued and outstanding, excluding 31,950,138 shares of Class A common stock subject to possible redemption, respectively. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.00001 per share. At March 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were no shares of Class B common stock issued and outstanding. On January 28, 2021, the 8,625,000 founder shares held by the Sponsor were reclassified and changed into 8,625,000 shares of Class B common stock.

Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

One-quarter of the Class B common stock will automatically convert into shares of Class A common stock prior to the ten year anniversary of the Business Combination upon the occurrence of four triggering events, one of which will occur upon the consummation of the Business Combination and three of which will occur if the closing price of shares of the Class A common stock equals or exceeds (i) $12.00 per share (as adjusted) for any 20 trading days within a 30-trading day period (the “First Price Vesting”), $15.00 per share (as adjusted) for any 20 trading days within a 30-trading day period (the “Second Price Vesting”) and $20.00 per share (as adjusted) for any 20 trading days within a 30-trading day period (the “Third Price Vesting”). In addition, if subsequent to the completion of the Business Combination, but prior to the ten year anniversary, the Company completes a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of its public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property at an effective price of at least $12.00 per share of Class A common stock, in each case, all of the then outstanding shares of Class B common

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

stock will convert on a one-for-one basis, subject to adjustment. If the effective price in such transaction is less than $12.00 per share of Class A common stock, all of the then-outstanding shares of Class B common stock will be automatically forfeited. The shares of Class B common stock shares will be forfeited in the event that they have not converted into shares of Class A common stock ten years after a Business Combination.

NOTE 9. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $18.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•

if, and only if, the closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Share of Class A Common Stock Equals or Exceeds $10.00—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•

at $0.10 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A common stock; and

•

if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted) on the trading day before the Company sends the notice of redemption to the warrant holders.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), or the New Issued Price, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 10 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the SCALE Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. The Private Placement Warrants also will not be exercisable more than five years from the effective date of the registration statement relating to the Initial Public Offering. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,006,441

Liabilities:
Warrant Liability – Public Warrants	3	$10,770,579
Warrant Liability – Private Placement Warrants	3	$378,829

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the fair value for the Warrants using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants. The Private Placement Warrants are classified as Level 3 due to the use of unobservable inputs. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Black Scholes model for the Private Placement Warrants were as follows:

	March 31, 2021	March 4, 2021 (initial measurement)
Risk-free interest rate	0.92%	0.67%
Expected Term	4.92	5.0
Expected volatility	24.8%	33.2%
Exercise price	$11.50	$11.50
Unit Price	$9.89	$9.70

NIGHTDRAGON ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	37,468	570,596	608,064

Fair value as of March 31, 2021	$378,829	$10,770,579	$11,149,408

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NightDragon Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to NightDragon Acquisition Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. You should read these statements carefully because they discuss future expectations or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, particularly given competition from other blank check companies and financial and strategic buyers;

•	our expectations around the performance of the prospective target business or businesses, including competitive prospects of the business following our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•

our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing COVID-19 pandemic, the economy and any business or businesses with which we consummate our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our ability to regain compliance with Nasdaq listing rules;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following this offering.

A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A “Risk Factors” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Overview

We are a blank check company incorporated under the laws of the State of Delaware on December 8, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement SCALE Units, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $1,333,304, which consists of operating costs of $121,235, change in fair value of warrant liability of $638,925 and transaction costs associated with Initial Public Offering of $579,585, offset by interest income on marketable securities held in the Trust Account of $6,441.

Liquidity and Capital Resources

On March 4, 2021, we consummated the Initial Public Offering of 34,500,000 SCALE (Stakeholder-Centered Aligned Listed Equity) Units, which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 SCALE Units, at $10.00 per SCALE Unit, generating gross proceeds of $345,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 1,035,000 Private Placement SCALE Units at a price of $10.00 per Private Placement SCALE Unit in a private placement to NightDragon Acquisition Sponsor, LLC, generating gross proceeds of $10,350,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement SCALE Units, a total of $345,000,000 was placed in the Trust Account. We incurred $19,601,538 in Initial Public Offering related costs, including $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $626,538 of other offering costs.

For the three months ended March 31, 2021, cash used in operating activities was $1,282,639. Net loss of $1,333,304 was affected by change in fair value of warrant liability of $638,925, transaction costs associated with Initial Public Offering of $579,585 and interest income on marketable securities held in the Trust Account of $6,441. Changes in operating assets and liabilities used $1,161,404 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $345,006,441 (including approximately $6,400 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $1,982,144. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit, at the option of the lender. The SCALE Units would be identical to the Private Placement SCALE Units.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per SCALE Unit, or $12,075,000 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants was estimated using a Monte Carlo simulation approach and the fair value of the Private Placement Warrants was estimated using a Modified Black Scholes approach.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to Class A common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company corrected certain line items related to the previously audited balance sheet as of March 4, 2021 in the Form 8-K filed with the SEC on March 10, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability. These corrections are described in Note 2, Restatement of Previously Issued Financial Statement.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting with respect to our accounting for our warrants as described above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the first quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

RISK FACTORS

Risks Relating to Our Search for and Consummation of a Business Combination

We are a recently incorporated company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company with limited operating results. Because we have a limited operating history, you have very little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plan, arrangement or understanding with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, directors, advisors and their respective affiliates may not be indicative of future performance of an investment in the company or in the future performance of any business we may acquire.

Information regarding performance by, or businesses associated with, our management team, directors, advisors and their respective affiliates is presented for informational purposes only. Past performance by our management team, directors, advisors and such affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical performance of our management team, directors and advisors or that of their respective affiliates as indicative of the future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Our management team, directors and advisors and their respective affiliates do not have past experience with blank check and special purpose acquisition companies.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding capital stock to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding capital stock, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. For additional information, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination.”

If we seek stockholder approval of our initial business combination, our sponsor and our directors, officers and advisors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to a letter agreement, our sponsor and our directors, officers and advisors have agreed to vote all of their shares of our common stock (whether acquired before, in connection with or after our initial public offering, including in open market and privately negotiated transactions) in favor of our initial business combination. Our sponsor owns shares of our common stock that represent, on an as-converted to Class A common stock basis, approximately 21.9% of the combined voting power of our issued and outstanding shares of Class A common stock

(including the private placement shares) and Class B common stock. Our sponsor and members of our management team also may from time to time purchase shares of our Class A common stock prior to the completion of our initial business combination. As a result, in addition to our sponsor’s Class B common stock and Class A common stock, we would need only 12,420,001, or 36.0% (assuming all outstanding shares are voted), or 1,380,001, or 4.0% (assuming only the minimum number of shares representing a quorum are voted), of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

As of the date of this report, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote.

Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents given to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, in no event would we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we would need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders that properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed timeframe may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) pandemic and the status of debt and equity markets.

Since December 2019, a novel strain of coronavirus that causes COVID-19 has spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 ultimately impacts our identification and consummation of a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be adversely impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing not being available on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our initial business combination within 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash and out of funds legally available therefor, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase public shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock or warrants.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or public warrants in such transactions.

Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase public shares in privately negotiated transactions from public stockholders which have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of warrants outstanding held by the public or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock or warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents given to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. For additional information, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business—Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our special purpose acquisition company structure and limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement SCALE units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may present closing risk by reducing the resources available to us for our initial business combination. Additionally, potential target companies may be less inclined to consummate a transaction with us because definitive documentation for such a transaction will preclude any recourse against our trust account, meaning that potential counterparties may determine that they do not have adequate contractual remedies in the event a transaction fails to close. Furthermore, potential target companies may decide to pursue other types of transactions, such as traditional underwritten initial public offerings, or direct listings. These factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If the net proceeds of our initial public offering and the sale of the private placement SCALE units not being held in the trust account are insufficient to allow us to operate for at least 24 months following the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 24 months following the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 24 months after the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

If the net proceeds of our initial public offering and the sale of the private placement SCALE units not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our franchise and income tax obligations and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement SCALE units, only approximately $1,500,000 will be available to us initially outside the trust account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $1,950,000, we may fund such excess with funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $1,950,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into SCALE units at a price of $10.00 per SCALE unit. The SCALE units would be identical to the private placement SCALE units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or members of our management team or their affiliates as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we do not complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to this report, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or members of our sponsor will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the trust account and not to seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable to the SPAC. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after completion of an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity would likely need to purchase additional insurance with respect to any such claims. The need for such insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the Securities and Exchange Commission;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale, nor do we plan to buy any business that would be deemed an investment company under the Investment Company Act. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

If we have not completed an initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, our public stockholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not completed an initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

Our sponsor may receive additional Class A common stock in connection with our initial business combination, if our Class A common stock trades at certain specified price levels following our initial business combination and if a specified strategic transaction occurs following our initial business combination.

One-quarter of the shares of Class B common stock will automatically convert into Class A common stock on a 1-for-1 basis (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) upon the consummation of our initial business combination, or the Combination Closing Vesting. If prior to the ten year anniversary of our initial business combination the closing price of our Class A common stock equals or exceeds one or more of the per share price targets described below, one-quarter of the shares of Class B common stock outstanding as of immediately prior to the closing of the initial business combination will, upon such target achievement, automatically convert into Class A common stock on a 1-for-1 basis (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like):

•

$12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period, or the First Price Vesting;

•

$15.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period, or the Second Price Vesting; and

•

$20.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period, or the Third Price Vesting.

For example, if following the consummation of our initial business combination the closing price of our Class A common stock equals or exceeds $15.00 but does not equal or exceed $20.00 for 20 trading days within a 30-trading day period, both the First Price Vesting and Second Price Vesting target achievements will be met, resulting in a total of 4,312,500 shares of Class B common stock converting into 4,312,500 shares of Class A common stock, representing 2,156,250 shares associated with the First Price Vesting and 2,156,250 shares associated with the Second Price Vesting (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). Together with the 2,156,250 shares of Class B common stock already vested and converted to Class A common stock associated with the Combination Closing Vesting, a total of 6,468,750 shares of Class B common stock will have vested and converted into Class A common stock in this example.

In the event of any liquidation, merger, reorganization or other similar transaction consummated after our initial business combination, which we refer to as a Strategic Transaction, that results in all of our public stockholders having the right to exchange their Class A common stock for cash, securities or other property at an effective price of at least $12.00 per share of Class A common stock, all of the then-outstanding shares of Class B common stock will convert into an equivalent number of shares of Class A common stock (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like). If the effective price in such Strategic Transaction is less than $12.00 per share of Class A common stock, all of the then-outstanding shares of Class B common stock will be automatically forfeited.

All shares of Class B common stock that are issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, in certain circumstances, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation and a 90-day period during which the corporation may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24th month after the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

If we dissolve in a manner that does not comply with Section 280, Section 281(b) of the DGCL would require us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise may be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, even outside of the dissolution context, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, creditors could bring a claim within six years of the unlawful redemption distribution, instead of three years, as is the relevant statute of limitations period in the case of a liquidating distribution.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the cybersecurity, safety, security and privacy, or CSSP, sector, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our SCALE units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 280,000,000 shares of Class A common stock, par value $0.00001 per share, 20,000,000 shares of Class B common stock, par value $0.00001 per share and 1,000,000 shares of preferred stock, par value $0.00001 per share. Immediately after our initial public offering, there were 244,465,000 and 12,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants and shares issuable upon conversion of the Class B common stock, if any. As of the date of this report, there are no shares of preferred stock issued and outstanding. The shares of Class B common stock will convert into shares of our Class A common stock based on the occurrence of certain triggering events, one of which will occur upon the consummation of our initial business combination, three of which will be based on shares of our Class A common stock trading at $12.00, $15.00 and $20.00 per share for 20 trading days within a 30-day trading period following our initial business combination, and one of which will be based upon a specified strategic transaction following our initial business combination if the effective price per share of our Class A common stock is at least equal to $12.00 in such transaction, in each case prior to the 10th anniversary of our initial business combination, as described in the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Description of Securities.” Notwithstanding the foregoing, all Class B common stock that is issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited.

We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our sponsor and our officers, directors and advisors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the prescribed timeframe or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash and out of funds legally available therefor, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional shares of Class A common stock or preferred stock:

•	may significantly dilute the equity interest of investors in our initial public offering;

•	may subordinate the rights of holders of Class A common stock if preferred stock is issued with rights senior to those afforded our Class A common stock;

•

could cause a change of control if a substantial number of shares of our Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our SCALE units, Class A common stock and/or warrants;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may not result in adjustment to the exercise price of our warrants

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination and subject to requisite stockholder approval, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a stockholder or warrant holder (or its members) to recognize taxable income in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident, if it is a tax transparent entity). We do not intend to make any cash distributions to stockholders or warrant holders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of certain jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements as well as reimbursement of out-of-pocket expenses, if any, with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation or reimbursement for out-of-pocket expenses, if any, following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Additionally, they may negotiate reimbursement of any out-of-pocket expenses incurred on our behalf prior to the consummation of our initial business combination, should they choose to do so. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination, or as reimbursement for such out-of-pocket expenses. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, following completion of our initial business combination, our sponsor will be entitled to designate three individuals for nomination for election to our board of directors pursuant to a registration and stockholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Management—Officers and Directors.”

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account.

As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, and will reduce our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our Class A common stock or make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the staff of the SEC, or the SEC Staff, issued a public statement titled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies,” or the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, we reevaluated the terms of the warrants issued in connection with our initial public offering, including 6,900,000 warrants sold to the public and 207,000 warrants sold to our sponsor in a simultaneous private placement, and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement SCALE units, which will cause us to be solely dependent on a single business which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement SCALE units, $345,000,000 will be available to complete our initial business combination and pay related fees and expenses (which includes up to $12,075,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in the CSSP industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of deferred underwriting commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us for such purpose, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), may be amended, including in the form of an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, with the approval of holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us than for certain other blank check companies, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our sponsor, who beneficially owns, on an as-converted to Class A common stock basis, approximately 21.9% of our shares of Class A common stock immediately following the completion of our initial public offering (including the private placement shares), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor and our officers, directors and advisors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash and out of funds legally available therefor, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations divided by the number of then outstanding public shares. Persons who are not party to, or third-party beneficiaries of, this letter agreement will not have the ability to pursue remedies against our sponsor for any breach of these agreements. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our initial public offering may be amended without stockholder approval.

Certain agreements, including the letter agreement among us, our sponsor and our officers, directors and advisors, and the registration and stockholder rights agreement among us and our sponsor, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not currently expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement, including in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement SCALE units. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of public shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase public shares in connection with our initial business combination. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations, on the liquidation of our trust account, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we do not complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless. Furthermore, as described in the risk factor titled “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share,” under certain circumstances our public stockholders may receive less than $10.00 per share upon the liquidation of the trust account.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We would include the same financial statement disclosure in connection with any tender offer documents. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy or tender offer rules and complete our initial business combination within the prescribed timeframe.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and audit committee concluded that, in light of the SEC Staff Statement, our audited balance sheet as of March 4, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 10, 2021 (the “Current Report”) should no longer be relied upon due to changes required to reclassify the warrants as liabilities to align with the SEC Staff Statement.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in March 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2021. This material weakness resulted in a material misstatement of our balance sheet as of March 4, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statement” to the accompanying financial statements, as well as Part I, Item 4: Controls and Procedures, included in this Quarterly Report.

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures.”

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls or otherwise.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that our audited balance sheet as of March 4, 2021 filed with the Current Report should no longer be relied upon due to changes required to reclassify the warrants as liabilities to align with the SEC Staff Statement. As part of the restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes, which may include, among other things, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any stockholders who choose to remain stockholders following the initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination constituted an actionable material misstatement or omission.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding capital stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Risks Relating to Potential Conflicts of Interest

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business.

There could be overlap between companies that would be suitable for a business combination with us and companies that present an attractive investment opportunity for our sponsor, our directors or our officers, and entities with which they currently are or may in the future be affiliated.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and other entities to which they owe certain fiduciary or contractual duties. Any such opportunities may present additional conflicts of interest in pursuing an acquisition target, and our directors and officers may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Management—Officers and Directors,” “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, advisors, securityholders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or our officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors, advisors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers, directors and advisors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated or in which they or their affiliates have invested or have an economic interest. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Management—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated or have an investment or economic interest, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. We may take other appropriate steps consistent with Delaware law to address any potential conflicts of interest. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors, advisors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Moreover, we may, at our option, pursue an affiliated joint acquisition opportunity with entities to which an officer or director has a fiduciary, contractual or other obligation or duty. Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing equity to any such parties, which may give rise to certain conflicts of interest.

Since our sponsor and its investors will lose their entire at-risk investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 14, 2020, our sponsor paid approximately $25,000 to cover certain offering costs in consideration for 8,625,000 founder shares. On January 28, 2021, these founder shares were reclassified and changed into 8,625,000 shares of Class B common stock. Prior to the initial investment in the company of approximately $25,000 by our sponsor, our company had no assets, tangible or intangible. Such shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 1,035,000 private placement SCALE units at $10.00 per share, for a purchase price of approximately $10,350,000, that will also be worthless if we do not complete our initial business combination within the allocated time period. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

In addition, the underwriters for our initial public offering agreed to defer certain commissions in an amount equal to $0.35 per SCALE unit, or $12,075,000, and have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event we do not complete our initial business combination and subsequently liquidate and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares. Accordingly, to the extent, if any, that the underwriters are involved in identifying and selecting a target business combination or are otherwise involved in the initial business combination, the financial interests of the underwriters may influence their motivation with respect to such involvement.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our SCALE units, Class A common stock and warrants are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’

equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial business combination, we are required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round-lot holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our SCALE units, Class A common stock and warrants are listed on Nasdaq, our SCALE units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We have received a notice of failure to satisfy a continued listing rule from Nasdaq.

On May 28, 2021, we received a notice, or the Notice, from the Listing Qualifications Department of Nasdaq stating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form 10-Q for the period ended March 31, 2021 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. The Notice has no immediate effect on the listing or trading of our securities. However, if we fail to timely regain compliance with the Rule, our securities, including our SCALE units, Class A common stock and warrants, will be subject to delisting from Nasdaq.

Under Nasdaq rules, we have 60 calendar days from the date of the Notice, or until July 27, 2021, to submit a plan to regain compliance with the Rule. If Nasdaq accepts our plan, then Nasdaq may grant an exception of up to 180 calendar days from the due date of the Form 10-Q, or until November 24, 2021, to regain compliance. However, there can be no assurance that Nasdaq will accept our plan to regain compliance or that we will be able to regain compliance within any extension period granted by Nasdaq. If Nasdaq does not accept our plan, then we will have the opportunity to appeal that decision to a Nasdaq hearings panel.

There can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which could have adverse results, as described above in: “—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement SCALE units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement SCALE units, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our SCALE units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our initial public offering to offerings that comply with Rule 419, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business—Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by public stockholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement SCALE units, in the amount of $345,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $345,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our amended and restated bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211 of the DGCL, which requires an annual meeting be held no later than 13 months after the latest to occur of the organization of the corporation, its last annual meeting, or the last action by written consent to elect directors in lieu of an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination and, upon consummation of our initial business combination, our sponsor will have certain rights to designate individuals for nomination for election as directors.

Prior to our initial business combination, only holders of our shares of Class B common stock will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our shares of Class B common stock may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Further, following completion of our initial business combination, our sponsor will be entitled to designate three individuals for nomination for election to our board of directors pursuant to a registration and stockholder rights agreement. This may result in such holder having significant control over our business.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use our commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A common stock issuable upon exercise of the warrants until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. We may not able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of SCALE units will have paid the full SCALE unit purchase price solely for the Class A common stock included in the SCALE units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call the warrants for redemption for cash, we will have the option, in our sole discretion, to require all holders that wish to exercise warrants to do so on a cashless basis. If we choose to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash.

For example, if the holder is exercising 875 warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor and its permitted transferees can demand that we register its shares of Class B common stock, the shares of Class A common stock into which its shares of Class B common stock are convertible, the private placement SCALE units, the private placement shares, the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of SCALE units that may be issued upon conversion of working capital loans may demand that we register such SCALE units. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our sponsor or holders of working capital loans or their respective permitted transferees are registered.

Any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities.

We will seek to complete an initial business combination with companies in the CSSP sector, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. See “—We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.” We also cannot assure you that an investment in our SCALE units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

Our sponsor holds a substantial interest in us and will control the appointment of our board of directors until consummation of our initial business combination. As a result, our sponsor will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our sponsor owns shares of our common stock that represent, on an as-converted to Class A common stock basis, approximately 21.9% of our outstanding capital stock immediately following the completion of our initial public offering (including the private placement shares).

Accordingly, our sponsor may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our sponsor purchases any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase its control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, prior to our initial business combination, our sponsor will have the right to appoint all of our directors and may remove members of the board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended with the approval of holders of a majority of the shares of Class B common stock. As a result, you will not have any influence over, and our sponsor will continue to exert control over, the appointment of directors prior to our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between AST, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Description of Securities—Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. In addition, we may redeem your warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) on the trading day before we send the notice of redemption to the warrant holders and provided that during the 30 day period following delivery of such notice holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or our officers or directors (or its or their permitted transferees).

Our warrants and shares of Class B common stock may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 6,900,000 shares of our Class A common stock as part of the SCALE units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement 1,035,000 SCALE units that consist of 1,035,000 shares of Class A common stock and private placement warrants to purchase an aggregate of 207,000 shares of Class A common stock. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into private placement SCALE units, at the price of $10.00 per private placement SCALE unit. Our warrants are also redeemable by us for Class A common stock. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants and private placement securities may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the SCALE units in our initial public offering except that, so long as they are held by our sponsor or our officers or directors (or its or their permitted transferees), (i) they will not be redeemable by us, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, (iv) they will not be exercisable more than five years from March 1, 2021 and (v) they will be entitled to registration rights.

Because each SCALE unit contains one-fifth of one redeemable warrant and only a whole warrant may be exercised, the SCALE units may be worth less than units of other blank check companies.

Each SCALE unit contains one-fifth of one redeemable warrant. No fractional warrants will be issued upon separation of the SCALE units and only whole warrants will trade. Accordingly, unless you hold at least five SCALE units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the SCALE units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to SCALE units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this SCALE unit structure may cause our SCALE units to be worth less than if they included a warrant to purchase one whole share.

The determination of the offering price of our SCALE units and the size of our initial public offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our SCALE units properly reflects the value of such SCALE units than you would have in a typical offering of an operating company.

Prior to our initial public offering there was no public market for any of our securities. The public offering price of the SCALE units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the SCALE units, including the Class A common stock and warrants underlying the SCALE units, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying operating companies;

•	general conditions of the securities markets at the time of our initial public offering; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our initial public offering price was more arbitrary than the pricing of securities of an operating company in a particular industry since we have limited historical operations or financial results.

There is currently no market for our securities and a market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

Prior to our initial public offering, there was no market for our securities. Stockholders therefore have no access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities has varied and may continue to vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, and the fact that prior to the completion of our initial business combination, only holders of shares of our Class B common stock will vote for the election of directors, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, to the fullest extent permitted by law, that the Court of Chancery of the State of Delaware and the federal district courts of the United States are the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees, and which may have the effect of discouraging lawsuits against our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; and any action asserting a claim against us or our directors, officers or employees that is governed by the internal affairs doctrine. This exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

Our amended and restated certificate of incorporation further provides that, to the fullest extent permitted by applicable law, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. The enforceability of similar exclusive federal forum provisions in other companies’ organizational documents has been challenged in legal proceedings, and while the Delaware Supreme Court and certain other state courts have ruled that this type of exclusive federal forum provision is facially valid under Delaware law, there is uncertainty as to whether other courts would enforce such provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The foregoing provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the U.S. federal courts have exclusive jurisdiction.

These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.

Since only holders of our shares of Class B common stock will have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our shares of Class B common stock will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•

to the extent we have one, we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq corporate governance requirements.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the SCALE units, the allocation an investor makes with respect to the purchase price of a SCALE unit between the share of Class A common stock and the one-fifth of one redeemable warrant to purchase one share of our Class A common stock included in each SCALE unit could be challenged by the U.S. Internal Revenue Service, or the IRS, or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the SCALE units are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to the tax consequences applicable to their specific circumstances when purchasing, holding or disposing of our securities.

General Risk Factors

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the aggregate worldwide market value of our Class A common stock held by non-affiliates equals or exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equal or exceed $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements and other disclosures with other public companies difficult or impossible.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers, directors and advisors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	data privacy;

•	changes in industry, regulatory or environmental standards within the jurisdictions where we operate;

•	public health or safety concerns and governmental restrictions, including those caused by outbreaks of pandemic disease such as the COVID-19 pandemic;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 4, 2021, we consummated the Initial Public Offering of 34,500,000 SCALE (Stakeholder-Centered Aligned Listed Equity) units, including the issuance of 4,500,000 SCALE units as a result of the underwriters’ exercise in full of their over-allotment option. These SCALE units were sold at an offering price of $10.00 per SCALE unit, generating total gross proceeds of $345,000,000. Morgan Stanley acted as lead book-running manager and Drexel Hamilton acted as co-manager. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-252909). The Securities and Exchange Commission declared the registration statements effective on March 1, 2021.

Simultaneous with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of an aggregate of 1,035,000 SCALE units at a price of $10.00 per SCALE Unit (the “Private Placement Units”), sold to our Sponsor, generating total proceeds of $10,350,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

The Private Placement Units are identical to the SCALE units sold in the Initial Public Offering, except that except that: (a) for so long as the Private Placement Units are held by our Sponsor, our officers or directors (or its or their permitted transferees), the Private Placement Units may not, subject to certain exceptions, be transferred, assigned or sold until 30 days after the completion of an initial business combination; (b) for so long as the shares of our Class A common stock underlying the Private Placement Units are held by our Sponsor or our officers or directors (or its or their permitted transferees), such shares: (i) will be entitled to registration rights and (ii) may not, subject to certain exceptions, be transferred, assigned or sold until 30 days after the completion of an initial business combination; and (c) for so long as the warrants underlying the Private Placement Units (the “Private Placement Warrants”) are held by our Sponsor or our officers or directors (or its or their permitted transferees), such warrants: (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of the Private Placement Warrants), subject to certain exceptions, be transferred, assigned or sold until 30 days after the completion of an initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor or our officers or directors (or its or their permitted transferees). If the Private Placement Warrants are held by holders other than our Sponsor or our officers or directors (or its or their permitted transferees), the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the SCALE units sold in the Initial Public Offering.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement SCALE Units, an aggregate of $345,000,000. was placed in the Trust Account.

Transaction costs for the Initial Public Offering amounted to a total of $19,601,538, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $626,538 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

1.1	Underwriting Agreement, dated March 1, 2021, by and between the Company and Morgan Stanley, as representative of the several underwriters. (1)

3.1	Amended and Restated Bylaws of the Company, effective as of March 4, 2021 (1)

4.1	Warrant Agreement, dated March 1, 2021, by and between the Company and AST, as warrant agent (1)

10.1	Letter Agreement, dated March 1, 2021, by and among the Company, its officers, directors and advisors, and the Sponsor (1)

10.2	Investment Management Trust Agreement, dated March 1, 2021, by and between the Company and AST, as trustee (1)

10.3	Registration and Stockholder Rights Agreement, dated March 1, 2021, by and among the Company, the Sponsor and the holders party thereto (1)

10.4	Unit Subscription Agreement, dated March 1, 2021, by and between the Company and the Sponsor (1)

10.5	Promissory Note issued in favor of the Sponsor, dated January 6, 2021 (2)

10.6	Amendment to Promissory Note issued in favor of the Sponsor, dated January 13, 2021 (2)

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished, but not filed, with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 4, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on February 9, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTDRAGON ACQUISITION CORP.

Date: June 11, 2021	By:	/s/ Morgan Kyauk
	Name:	Morgan Kyauk
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2021	By:	/s/ Steve Simonian
	Name:	Steve Simonian
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)