Form 10-Q
period 2021-06-30
NightDragon Acquisition Corp.
filed 2021-08-13
CIK 1837067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
11
, 2021, there were 35,535,000 shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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

•
We previously received a notice of failure to satisfy a continued listing rule from Nasdaq, and while we have since regained compliance with the listing rule, we may in the future fail to comply with applicable Nasdaq rules.

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

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NIGHTDRAGON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,454,809	$25,000
Prepaid expenses	1,086,812	—

Total Current Assets	2,541,621	25,000
Deferred offering costs	—	305,000
Marketable securities held in Trust Account	345,018,962	—

TOTAL ASSETS	$347,560,583	$330,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$229,127	$5,000
Accrued offering costs	4,998	305,000

Total Current Liabilities	234,125	310,000
Warrant Liability	10,151,254	—
Deferred underwriting fee payable	12,075,000	—

Total Liabilities	22,460,379	310,000

Commitments

Class A common stock subject to possible redemption 32,010,020 and no shares at redemption value at June 30, 2021 and December 31, 2020, respectively	320,100,199	—

Stockholders’ Equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 3,524,980 and no shares issued and outstanding (excluding 32,010,020 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	35	—
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	86	86
Additional paid-in capital	5,742,244	24,914
Accumulated deficit	(742,360)	(5,000)

Total Stockholders’ Equity	5,000,005	20,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$347,560,583	$330,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$414,731	$535,966

Loss from operations	(414,731)	(535,966)
Other income (expense):
Interest earned on marketable securities held in Trust Account	12,521	18,962
Change in fair value of warrant liability	998,154	390,090
Transaction costs incurred in connection with warrant liabilities		(579,585)
Compensation expense — warrants	—	(30,861)

Other income (expense), net	1,010,675	(201,394)
Income (loss) before income taxes	595,944	(737,360)

Net income (loss)	$595,944	$(737,360)

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	32,010,020	32,010,020

Basic and diluted net income per share, Class A common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,209,862	10,559,699

Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.05	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$86	$24,914	$(5,000)	$20,000
Sale of 34,500,000 Units, net of underwriting discounts	34,500,000	345	—	—	315,777,719	—	315,778,064
Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500
Common stock subject to possible redemption	(31,950,138)	(319)	—	—	(319,503,937)	—	(319,504,256)
Net loss	—	—	—	—	—	(1,333,304)	(1,333,304)

Balance—March 31, 2021	3,584,862	36	8,625,000	86	6,338,186	(1,338,304)	5,000,004
Common stock subject to possible redemption	(59,882)	(1)	—	—	(595,942)	—	(595,943)
Net income	—	—	—	—	—	595,944	595,944

Balance—June 30, 2021	3,524,980	$35	8,625,000	$86	$5,742,244	$(742,360)	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	(737,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(18,962)
Change in fair value of warrant liability	(390,090)
Transaction costs associated with Initial Public Offering	579,585
Compensation expense	30,861
Changes in operating assets and liabilities:
Prepaid expenses	(1,086,812)
Accrued expenses	(187,196)

Net cash used in operating activities	(1,809,974)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Units	10,350,000
Proceeds from promissory note – related party	188,890
Repayment of promissory note – related party	(188,890)
Payment of offering costs	(210,217)

Net cash provided by financing activities	348,239,783

Net Change in Cash	1,429,809
Cash—Beginning of period	25,000

Cash—End of period	$1,454,809

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$111,321

Initial classification of Class A common stock subject to possible redemption	$320,226,660

Change in value of Class A common stock subject to possible redemption	$(126,461)

Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated the Initial Public Offering of 34,500,000 SCALE (Stakeholder-Centered Aligned Listed Equity) units (the “SCALE Units” and, with respect to the shares of Class A common stock included in the SCALE Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 4,500,000 SCALE Units, at $10.00 per SCALE Unit, generating gross proceeds of $345,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,035,000 SCALE units (the “Private Placement SCALE Units”) at a price of $10.00 per Private Placement SCALE Unit in a private placement to NightDragon Acquisition Sponsor, LLC (the “Sponsor”), generating gross proceeds of $10,350,000, which is described in Note 4.
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
The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash on hand of $1,454,809 on June 30, 2021. The company held $25,000 in
cash
and
cash equivalents
at
December 31, 2020.
Marketable Securities Held in Trust Account
At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the shareholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $19,021,953 have been charged to shareholders’ equity and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, due to the change in fair value of warrants, transaction costs incurred in connection with warrant liabilities and the valuation allowance recorded on the Company’s net operating losses.
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
Non-redeemable
common stock includes shares of Class B common stock and
non-redeemable
class A
shares of common stock as these shares do not have any redemption features.
Non-redeemable
common stock participates in the income or loss on marketable securities based on non-redeemable
shares’ proportionate interest.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$12,521	$18,962
Less: interest available to be withdrawn for payment of taxes	(12,521)	(18,962)
Less: interest available to be withdrawn for working capital	—	—

Net income attributable	$—	$—

Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	32,010,020	32,010,020
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income (loss)	$595,944	$(737,360)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—

Non-Redeemable Net Income (Loss)	$595,944	$(737,360)
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable Common stock	12,209,862	10,559,699
Basic and diluted net income (loss) per share, Non-redeemable Common stock	$0.05	$(0.07)
Concentration of

Credit Risk
Financial instruments that potentially subject th
e
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
JUNE 30, 2021
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
NOTE 3. PUBLIC OFFERING
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
NOTE 4. PRIVATE PLACEMENT
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
NOTE 5. RELATED PARTY TRANSACTIONS
Founder Shares and Class B Common Stock
On December 14, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 8,625,000 founder shares. On January 28, 2021, these founder shares were reclassified and retroactively converted to 8,625,000 shares of Class B common stock, par value $0.00001 per share, or the Class B common stock. The Class B common stock included an aggregate of up to 1,125,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering and excluding the Private Placement Shares). As a result of the underwriters’ election to fully exercise their over-allotment option, no shares of Class B common stock are currently subject to forfeiture.
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Related Party

Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest
basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units. As of June 30, 2021 and December 31, 2020 there were no
amounts outstanding under the Working Capital Loans.
NOTE 6. COMMITMENTS
Registration Rights
Pursuant to a registration and stockholder rights agreement entere
d
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
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 3,524,980 shares of Class A common stock issued and outstanding, excluding 32,010,020 shares of Class A common stock subject to possible redemption, respectively. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000
shares of Class B common stock with a par value of
$0.00001 per share. At June 30, 2021
and December 31, 2020, there
were 8,625,000 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law.
One-quarter
of the Class B common stock will automatically convert into shares of Class A common stock prior to the ten year anniversary of the Business Combination upon the occurrence of four triggering events, one of which will occur upon the consummation of the Business Combination and three of which will occur if the closing price of shares of the Class A common stock equals or exceeds (i) $12.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period (the “First Price Vesting”), $15.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period (the “Second Price Vesting”) and $20.00 per share (as adjusted) for any 20 trading days within a
30-trading
day period (the “Third Price Vesting”). In addition, if subsequent to the completion of the Business Combination, but prior to the ten year anniversary, the Company completes a merger, stock exchange, reorganization or other similar transaction that results in both a change of control and all of its public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property at an effective price of at least $12.00 per share of Class A common stock, in each case, all of the then outstanding shares of Class B common stock will convert on a one-for-one
basis, subject to adjustment. If the effective price in such transaction is less than $12.00 per share of Class A common stock, all of the then-outstanding shares of Class B common stock will be automatically forfeited. The shares of Class B common stock shares will be forfeited in the event that they have not converted into shares of Class A common stock ten years after a Business Combination.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 8. WARRANTS
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
Redemption of Warrants When the Price per Share of Class
 A Common Stock Equals or Exceeds $18.00
—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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
Redemption of Warrants When the Price per Share of Class
 A Common Stock Equals or Exceeds $10.00
—Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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
JUNE 30, 2021
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
NOTE 9. FAIR VALUE

MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account		1	$345,018,962
Liabilities:
Warrant Liability – Public Warrants		1	$9,798,000
Warrant Liability – Private Placement Warrants		3	$353,254
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.
As of March 4, 2021, the Warrants were valued using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants, which are considered to be a Level 3 fair value measurements. The model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NDACW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are still classified as Level 3 as the Private Placement Warrants continue to be valued using a Modified Black Scholes model.
The following table presents the quantitative information regarding Level 3 fair value measurements:

Input:	June 30, 2021	March 4, 2021 (Initial Measurement)
Risk-free interest rate	0.77%	0.67%
Expected term (years)	4.67	5.0
Expected volatility	26.1%	33.2%
Exercise price	$11.50	$11.50
Fair value of Units	$9.76	$9.70

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities

Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	11,893	(401,983)	(390,090)

Fair value as of June 30, 2021	$353,254	$9,798,000	$10,151,254

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $9,798,000.
NOTE 10. SUBSEQUENT EVENTS
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

•
our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing
COVID-19
pandemic, the economy and any business or businesses with which we consummate our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our ability to remain in compliance with Nasdaq listing rules;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance following this offering.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net income of $595,944 which consists of operating and formation costs of $414,731, offset by the change in fair value of warrant liability of $998,154 and interest earned on marketable securities held in the Trust Account of $12,521.
For the six months ended June 30, 2021, we had a net loss of $737,360, which consists of operating and formation costs of $535,966, transaction costs associated with the Initial Public Offering of $579,585 and compensation expense of $30,861, offset by the change in fair value of warrant liability of $390,090 and interest earned on marketable securities held in the Trust Account of $18,962.
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
For the six months ended June 30, 2021, cash used in operating activities was $1,809,974. Net loss of $737,360 was affected by change
(non-cash
gain) in fair value of warrant liability of ($390,090), transaction costs associated with the Initial Public Offering of $579,585, compensation expense of $30,861, and interest income on marketable securities held in the Trust Account of $18,962. Changes in operating assets and liabilities used $1,274,008 of cash for operating activities.
As of June 30, 2021, we had marketable securities held in the Trust Account of $345,018,962 (including approximately $18,962 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2021, we had cash of $1,454,809. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our Public Warrants and our Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. Further, the Company corrected certain line items related to the previously audited balance sheet as of March 4, 2021 in the Form
8-K
filed with the SEC on March 10, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative liability. These corrections are described in Note 2, Restatement of Previously Issued Financial Statement, of the financial statements in our Form
10-Q
filed with the SEC on June 11, 2021.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
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

As described elsewhere in this Quarterly Report, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in March 2021. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a material misstatement of our balance sheet as of March 4, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2—Restatement of Previously Issued Financial Statement” to the financial statements in our Form
10-Q
filed with the SEC on June 11, 2021, as well as Part I, Item 4: Controls and Procedures, included in this Quarterly Report.
As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of June 30, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures.”
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
On December 14, 2020, our sponsor paid approximately $25,000 to cover certain offering costs in consideration for 8,625,000 founder shares. On January 28, 2021, these founder shares were reclassified and retroactively converted to 8,625,000 shares of Class B common stock. Prior to the initial investment in the company of approximately $25,000 by our sponsor, our company had no assets, tangible or intangible. Such shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 1,035,000 private placement SCALE units at $10.00 per share, for a purchase price of approximately $10,350,000, that will also be worthless if we do not complete our initial business combination within the allocated time period. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
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
We previously received a notice of failure to satisfy a continued listing rule from Nasdaq, and while we have since regained compliance with the listing rule, we may in the future fail to comply with applicable Nasdaq rules.
On May 28, 2021, we received a notice, or the Notice, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form 10-Q for the period ended March 31, 2021 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On June 11, 2021, we filed our Form 10-Q for the period ended March 31, 2021 and regained compliance with the Rule. There can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which could have adverse results, as described above in: “—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”
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

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

NIGHTDRAGON ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Morgan Kyauk
	Name:	Morgan Kyauk
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Steve Simonian
	Name:	Steve Simonian
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)