Form 10-Q
period 2021-09-30
NightDragon Acquisition Corp.
filed 2021-11-22
CIK 1837067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(510)306-7780
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the previous 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule 12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of November
19
, 2021, there were 35,535,000 shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Summary of Risk Factors
The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our risk factors are not guarantees that no such conditions exist at this time and should not be interpreted as an affirmative statement that such risk or conditions have not materialized, in whole or in part. Such risks include, but are not limited to:

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

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NIGHTDRAGON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,209,700	$25,000
Prepaid expenses	913,641	—

Total Current Assets	2,123,341	25,000
Deferred offering costs	—	305,000
Marketable securities held in Trust Account	345,023,401	—

TOTAL ASSETS	$347,146,742	$330,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$333,802	$5,000
Accrued offering costs	5,000	305,000

Total Current Liabilities	338,802	310,000
Warrant Liability	6,060,657	—
Deferred underwriting fee payable	12,075,000	—

Total Liabilities	18,474,459	310,000

Commitments
Class A common stock subject to possible redemption 34,500,000 and no shares at redemption value at September 30, 2021 and December 31, 2020, respectively	345,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 1,035,000 and no shares issued and outstanding (excluding 34,500,000 and no shares subject to possible redemption) at September 30, 2021 and December 31, 2020, respectively	10	—
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	86	86
Additional paid-in capital	—	24,914
Accumulated deficit	(16,327,813)	(5,000)

Total Stockholders’ Equity (Deficit)	(16,327,717)	20,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$347,146,742	$330,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$522,957	$1,058,923

Loss from operations	(522,957)	(1,058,923)
Other income (expense):
Interest earned on marketable securities held in Trust Account	4,439	23,401
Change in fair value of warrant liability	4,090,597	4,480,687
Transaction costs incurred in connection with warrant liabilities	—	(579,585)
Compensation expense — warrants	—	(30,861)

Other income, net	4,095,036	3,893,642

Net income	$3,572,079	$2,834,719

Basic and diluted weighted average shares outstanding, Class A common stock	35,535,000	27,638,333

Basic and diluted net income per share, Class A common stock	$0.08	$0.08

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,375,000

Basic and diluted net income per share, Class B common stock	$0.08	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$86	$24,914	$(5,000)	$20,000
Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500
Accretion for Class A common stock to redemption amount (1)	—	—	—	—	(10,064,404)	(19,157,532)	(29,221,936)
Net loss	—	—	—	—	—	(1,333,304)	(1,333,304)

Balance—March 31, 2021 (1)	1,035,000	10	8,625,000	86	—	(20,495,836)	(20,495,740)
Net income	—	—	—	—	—	595,944	595,944

Balance—June 30, 2021 (1)	1,035,000	10	8,625,000	$86	$—	$(19,899,892)	$(19,899,796)
Net income	—	—	—	—	—	3,572,079	3,572,079
Balance—September 30, 2021	1,035,000	10	8,625,000	$86	$—	$(16,327,813)	$(16,327,717)

(1)	As restated for Class A common stock subject to redemption (see Note 2).
The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine Months Ended September 30, 2021
Cash Flows from Operating Activities:
Net income	2,834,719
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,401)
Change in fair value of warrant liability	(4,480,687)
Transaction costs associated with Initial Public Offering	579,585
Compensation expense	30,861
Changes in operating assets and liabilities:
Prepaid expenses	(913,641)
Accrued expenses	328,802

Net cash used in operating activities	(1,643,762)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Units	10,350,000
Proceeds from promissory note – related party	188,890
Repayment of promissory note – related party	(188,890)
Payment of offering costs	(621,538)

Net cash provided by financing activities	347,828,462

Net Change in Cash	1,184,700
Cash—Beginning of period	25,000

Cash—End of period	$1,209,700

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$5,000

Initial classification of Class A common stock subject to possible redemption (1)	$345,000,000

Accretion for initial redemption value	$29,221,936
Deferred underwriting fee payable	$12,075,000

(1)	As restated for Class A common stock subject to redemption
The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on March 4, 2021, an amount of $345,000,000 ($10.00 per SCALE Unit) from the net proceeds of the sale of the SCALE Units in the Initial Public Offering and the sale of the Private Placement SCALE Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement SCALE Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.
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
SEPTEMBER 30, 2021
(Unaudited)

The Company’s Sponsor has agreed (a) to vote its shares of Class B common stock, Private Placement Shares (as defined in Note

) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 2.
RESTATEMENT
OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and common stock.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the changes and has determined that the related impact was material to previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to present all public shares as temporary equity. As such the Company is reporting upon restatement to those periods in this Quarterly Report.
The impact of the restatement on the Company’s financial statements is reflected in the following tables:.

Balance Sheet as of March 4, 2021 (audited)	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$320,226,666	$24,773,334	$345,000,000
Common stock	$36	$(26)	$10
Additional paid-in capital	$5,615,776	$(5,615,776)	$—
Accumulated deficit	$(615,896)	$(19,157,532)	$(19,773,428)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(24,773,334)	$(19,773,332)

Class A Common stock subject to possible redemption	32,022,667	2,477,333	34,500,000

Balance Sheet as of March 31, 2021
Common stock subject to possible redemption	$319,504,256	$25,495,744	$345,000,000
Common stock	$36	$(26)	$10
Additional paid-in capital	$6,338,186	$(6,338,186)	$—
Accumulated deficit	$(1,338,304)	$(19,157,532)	$(20,495,836)
Total Shareholders’ Equity (Deficit)	$5,000,004	$(25,495,744)	$(20,495,740)

Class A Common stock subject to possible redemption	31,950,426	2,549,574	34,500,000

Balance Sheet as of June 30, 2021
Class A Common stock subject to possible redemption	$320,100,199	$24,899,801	$345,000,000
Class A Common stock	$35	$(25)	$10
Additional paid-in capital	$5,742,244	$(5,742,244)	$—
Accumulated deficit	$(742,360)	$(19,157,532)	$(19,899,892)
Total Shareholders’ Equity (Deficit)	$5,000,005	$(24,899,801)	$(19,899,796)

Class A Common stock subject to possible redemption	32,010,020	2,489,980	34,500,000

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	32,022,666	(32,022,666)	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,891,200	(8,891,200)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.15	$(0.15)	$—
Weighted average shares outstanding of Class A common stock	—	10,660,500	10,660,500
Basic and diluted net income per share, Class A common stock	$—	$(0.07)	$(0.07)
Weighted average shares outstanding of Class B common stock	—	7,837,500	7,837,500
Basic and diluted net income per share, Class B common stock	$—	$(0.07)	$(0.07)

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	32,010,020	(32,010,020)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,209,862	(12,209,862)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$0.05	$(0.05)	$—
Weighted average shares outstanding of Class A common stock	—	35,535,000	35,535,000
Basic and diluted net loss per share, Class A common stock	$—	$0.01	$0.01
Weighted average shares outstanding of Class B common stock	—	8,625,000	8,625,000
Basic and diluted net loss per share, Class B common stock	$—	$0.01	$0.01

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	32,010,020	(32,010,020)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	10,559,699	(10,559,699)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$(0.07)	$0.07	$—
Weighted average shares outstanding of Class A common stock	—	23,166,464	23,166,464
Basic and diluted net income per share, Class A common stock	$—	$(0.02)	$(0.02)
Weighted average shares outstanding of Class B common stock	—	8,233,425	8,233,425
Basic and diluted net income per share, Class B common stock	$—	$(0.02)	$(0.02)

Statement of Stockholders’ Equity (Deficit) as of March 31, 2021
Sale of 34,500,000 units (Class A Common stock subject to redemption), net of underwriting discounts	315,778,064	(315,778,064)	$—
Common stock subject to possible redemption	(319,504,256)	319,504,256	$—
Accretion for Class A common stock to redemption amount	—	(29,221,936)	$(29,221,936)
Total Stockholders’ equity (deficit)	5,000,004	(25,495,744)	$(20,495,740)

Statement of Stockholders’ Equity (Deficit) as of June 30, 2021
Change in value of common stock subject to possible redemption	$595,493	$(595,493)	$—
Total Stockholders’ Equity (Deficit)	$5,000,005	$(24,899,801)	$(19,899,796)

Statement of Cash Flows for the Three Months Ended March 31, 2021
Initial classification of common stock subject to possible redemption	$319,504,256	$25,495,744	$345,000,000
Change in value of Class A common stock subject to possible redemption	$722,410	$(722,410)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021
Initial classification of common stock subject to possible redemption	$320,226,660	$24,773,340	$345,000,000
Change in value of Class A common subject to possible redemption	$(126,461)	$126,461	$—
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on March 2, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash on hand of $1,209,700 on September 30, 2021. The company held $25,000 in cash and cash equivalents at December 31, 2020.
Marketable Securities Held in Trust Account
At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of the
ASC340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Accordingly, as of September 30, 2021, offering costs in the aggregate of $19,021,953 are included in the accretion for Class A common stock subject to redemption amount and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At September 30, 2021, the Class A common stock reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(10,199,983)
Class A common stock issuance costs	(19,021,953)
Plus:
Accretion of carrying value to redemption value	$29,221,936

Class A common stock subject to possible redemption	$345,000,000

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock
, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more -likely -than
-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the change in fair value of warrants, transaction costs incurred in connection with warrant liabilities and the valuation allowance recorded on the Company’s net operating losses.
Net income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 7,107,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,874,407	$697,672	$2,175,497	$659,222
Denominator:
Basic and diluted weighted average shares outstanding	35,535,000	8,625,000	27,638,333	8,375,000

Basic and diluted net income per common stock	$0.08	$0.08	$0.08	$0.08
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11.)
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
SEPTEMBER 30, 2021
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
Management does not believe that any
other
recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 4. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 34,500,000 SCALE Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 SCALE Units, at a purchase price of $10.00 per SCALE Unit. Each SCALE Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 10).
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
Promissory Note — Related Party
On January 6, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was subsequently amended on January 13, 2021 to increase the maximum principal amount under the note to $750,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021 or (ii) the consummation of the Initial Public Offering. The outstanding balance under the Promissory Note of $188,890 was repaid at the closing of the Initial Public Offering on March 4, 2021. Borrowings under the Promissory Note are no longer available.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest
basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding under the Working Capital Loans.
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
NOTE 8. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
–
The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
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
NOTE 9. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.00001 per share. At September 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 10. WARRANTS
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
SEPTEMBER 30, 2021
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
NOTE 11. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account		1	$345,023,401
Liabilities:
Warrant Liability – Public Warrants		1	$5,873,280
Warrant Liability – Private Placement Warrants		3	$187,377
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
As of March 4, 2021 (closing date of the Initial Public Offering), the Warrants were initially valued using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants, which are considered to be a Level 3 fair value measurements. The model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NDACW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are still classified as Level 3 as the Private Placement Warrants continue to be valued using a Modified Black Scholes model.
The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

Input:	September 30, 2021	March 4, 2021 (Initial Measurement)
Risk-free interest rate	0.87%	0.67%
Expected term (years)	4.42	5.0
Expected volatility	16.85%	33.2%
Exercise price	$11.50	$11.50
Fair value of Units	$9.77	$9.70

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	37,468	570,596	608,064

Fair value as of March 31, 2021	378,829	10,770,579	11,149,408
Change in fair value	(25,575)	(972,579)	(998,154)
Transfer to Level 1 on June 30, 2021	—	(9,798,000)	(9,798,000)
Fair Value as of June 30, 2021	353,254	—	353,254
Change in fair value	(165,877)	—	(165,877)
Fair value as of September 30, 2021	$187,377	$—	$187,377

Transfers to/from Levels 1 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at the time of transfer on June 30, 2021 was
$9,798,000.
NOTE 12. SUBSEQUENT EVENTS
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
A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A “Risk Factors” and elsewhere in this report. Our risk factors are not guarantees that no such conditions exist at this time and should not be interpreted as an affirmative statement that such risk or conditions have not materialized, in whole or in part. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

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
This Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements at March 31, 2021 and June 30, 2021. Management has identified errors made in our historical financial statements based on our improper valuation of our Class A common stock subject to possible redemption at the closing of our Initial Public Offering. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management has determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management has concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to its redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $3,572,079 which consists of the change in fair value of warrant liability of $4,090,597 and interest earned on marketable securities held in the Trust Account of $4,439 offset by operating and formation costs of $522,957.
For the nine months ended September 30, 2021, we had net income of $2,834,719, which consists of the change in fair value of warrant liability of $4,480,687 and interest earned on marketable securities held in the Trust Account of $23,401 offset by operating and formation costs of $1,058,923, transaction costs associated with the Initial Public Offering of $579,585 and compensation expense of $30,861.
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
For the nine months ended September 30, 2021, cash used in operating activities was $1,643,762. Net income of $2,834,719 was affected by change
(non-cash
gain) in fair value of warrant liability of ($4,480,687), transaction costs associated with the Initial Public Offering of $579,585, compensation expense of $30,861, and interest income on marketable securities held in the Trust Account of $23,401. Changes in operating assets and liabilities used $584,839 of cash for operating activities.
As of September 30, 2021, we had marketable securities held in the Trust Account of $345,023,401 (including approximately $23,401 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.
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
As of September 30, 2021, we had cash of $1,209,700. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liability
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging,” under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
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
Net Income (Loss) Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended September 30, 2021, other than noted below, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments as described above. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurances that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
RISK FACTORS
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, or Quarterly Report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this Quarterly Report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part
Risks Relating to Our Search for and Consummation of a Business Combination
We are a recently incorporated company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
One-quarter
of the shares of Class B common stock will automatically convert into Class A common stock on a
1-for-1
basis (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) upon the consummation of our initial business combination, or the Combination Closing Vesting. If prior to the ten year anniversary of our initial business combination the closing price of our Class A common stock equals or exceeds one or more of the per share price targets described below, one-quarter
of the shares of Class B common stock outstanding as of immediately prior to the closing of the initial business combination will, upon such target achievement, automatically convert into Class A common stock on
a1-for-1basis
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
filed with the SEC on March 10, 2021, as restated pursuant to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on June 11, 2021 (the “Current Report”) (the “Q1 Form 10-Q”) should no longer be relied upon due to changes required to reclassify the warrants as liabilities to align with the SEC Staff Statement.
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

As described elsewhere in this Quarterly Report, in connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a material misstatement of our balance sheet as of March 4, 2021, March 31, 2021 and June 30, 2021, as well on our Statements of Operations, Statements of Shareholder’s Equity and Statements of Cash Flows for the Quarterly Reports on Form 10-Q issued for the periods ended March 30, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO and our Quarterly Reports on Form 10-Q, see “Note 2—Restatement of Previously Issued Financial Statement” to the financial statements in our Quarterly Report on Form 10-Q filed with the SEC on June 11, 2021, as well as Part I, Item 4, “Controls and Procedures,” included in this Quarterly Report.
Additionally, following recent commentary from the SEC (the “SEC Commentary”), and after consultation with our independent registered public accounting firm, our management and our audit committee, we have re-evaluated our application of ASC
480-10-S99-3A
to our accounting classification of the redeemable shares of Class A common stock, par value $0.00001 per share (the “Public Shares”), issued as part of the units sold in our initial public offering on March 4, 2021. Historically, a portion of the Public Shares was classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, our management has determined that the Public Shares include certain provisions that require classification of the Public Shares as temporary equity regardless of the minimum net tangible assets required to complete our initial business combination.
Therefore, on November 16, 2021, our management and the audit committee, after consultation with our independent registered public accounting firm, concluded that our previously issued (i) audited balance sheet attached as Exhibit 99.1 to the Current Report, (ii) unaudited interim financial statements included in the Q1 Form 10-Q and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we restated our financial statements for the Affected Periods in this Quarterly Report on Form 10-Q.
As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of September 30, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures.”
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
Following the issuance of the SEC Staff Statement and the SEC Commentary, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that our financial statements in the certain periods described elsewhere in this Quarterly Report on Form 10-Q should no longer be relied upon due to (i) changes required to reclassify the warrants as liabilities to align with the SEC Staff Statement and (ii) changes required to reclassify the Public Shares as temporary equity to align with the SEC Commentary. As a result, we identified a material weakness in our internal controls over financial reporting as described further in Part I, Item 4. “Controls and Procedures” and the risk factor titled “We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.”.
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
On May 28, 2021, we received a notice, or the Notice, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form
10-Q
for the period ended March 31, 2021 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On June 11, 2021, we filed our Form
10-Q
for the period ended March 31, 2021 and regained compliance with the Rule. We were unable to file this Quarterly Report on Form 10-Q for the period ended September 30, 2021 by the initial deadline of November 15, 2021, due to the reasons described in the Notification of Late Filing on Form 12b-25, filed with the SEC on November 16, 2021. While we were able to file this Quarterly Report on Form 10-Q within the extension period provided pursuant to SEC rules, there can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which could have adverse results, as described above in: “—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”
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
An active market for our securities may never develop or, if developed, it may not be sustained, which would adversely affect the liquidity and price of our securities.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 4, 2021, we consummated the Initial Public Offering of 34,500,000 SCALE (Stakeholder-Centered Aligned Listed Equity) units, including the issuance of 4,500,000 SCALE units as a result of the underwriters’ exercise in full of their over-allotment option. These SCALE units were sold at an offering price of $10.00 per SCALE unit, generating total gross proceeds of $345,000,000. Morgan Stanley acted as lead book-running manager and Drexel Hamilton acted as co-manager. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1
(No.333-252909).
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

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

NIGHTDRAGON ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ Morgan Kyauk
	Name:	Morgan Kyauk
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Steve Simonian
	Name:	Steve Simonian
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)