Form 10-K
period 2021-12-31
NightDragon Acquisition Corp.
filed 2022-03-30
CIK 1837067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                TO
Commission File Number
001-40108

NIGHTDRAGON ACQUISITION CORP.
(Exact name of registrant as specified in its Charter)

Delaware	85-4249052
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

101 Second Street, Suite 1275 San Francisco, California	94105
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code:
(510)

306-7780

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
Indicate by check mark if the
r
egistrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the
r
egistrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    YES  ☒    NO  ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on June 30, 2021, was $336,720,000 (based on the closing sales price of the Class A common stock as reported by Nasdaq of $9.76).

Auditor PCAOB ID Number: 668	Auditor Name: Marcum LLP	Auditor Location: Tampa, FL
As of
March
1
5
, 2022, there were 35,535,000 shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.
Documents Incorporated by Reference

None

i

Summary of Risk Factors
The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our risk factors are not guarantees that no such conditions exist at this time and should not be interpreted as an affirmative statement that such risk or conditions have not materialized, in whole or in part. Such risks include, but are not limited to:

•	We are a recently incorporated company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

•
As the number of special purpose acquisition companies evaluating targets has increased, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and they should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-K
are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. You should read these statements carefully because they discuss future expectations or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and performance and the assumptions that underlie these statements. These forward-looking statements include, but are not limited to:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination, particularly given competition from other blank check companies and financial and strategic buyers;

•	our ability to continue as a going concern;

•	our expectations around the performance of the prospective target business or businesses, including competitive prospects of the business following our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination amidst the uncertainty resulting from the ongoing
COVID-19
pandemic, the economy and any business or businesses with which we consummate our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	our ability to remain in compliance with Nasdaq listing rules;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in the section titled “Risk Factors” and elsewhere in this report. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.
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

PART I

Item 1.	Business.
Our Company
We are an early stage blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target.
While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, our search is focused on the cybersecurity, safety, security and privacy, or CSSP, sector, which complements the expertise of our management team.
Business Strategy
Dave DeWalt, Mark Garrett, Ken Gonzalez, Morgan Kyauk, Steve Simonian, Kara Wilson and Barbara Massa are referred to as the NightDragon Team throughout this report. The NightDragon Team’s business strategy is to identify, evaluate and complete an initial business combination with a company in the CSSP industry that has proven products that are solving a large pain point for organizations and can benefit from the power of the NightDragon Team to take it to the next level. We intend to acquire a company that has sufficient scale to be a successful public company which can benefit from our knowledge of, and access to, capital markets to further invest in organic and inorganic growth initiatives, as well as benefit from partnering with a team that has a deep bench of operating and deal making experience, as well as strong trusted relationships in the industry.
Focus on a Large Addressable Market
The NightDragon Team is focused on the large, rapidly growing CSSP market, which consists of the information technology, or IT, security and counterspace security markets. We estimate the total CSSP market to be $131 billion in 2020, growing to $183 billion in 2024, at a 9% compound annual growth rate. This is in comparison to the broader information and Communications Technology market’s 2020-2024 compound annual growth rate of 3.5%, according to IDC. The IT security market is estimated by IDC to reach $175 billion by 2024. The global counterspace security market is estimated by BIS Research to reach $8 billion by 2024. According to PitchBook Data, as of January 2021, cybersecurity alone has more than 70 private companies that have received at least four venture financing rounds. This market has experienced significant growth driven by a confluence of factors, including rapid technological innovation and adoption driving expansion of attack surface, rise of financially and ideologically motivated adversaries, widely available markets for attacker tools, geopolitical tensions, lack of innovation from existing vendors, increasing regulation, a dramatic shortage in security-related talent and the impact of
COVID-19.
A “perfect security storm” of factors is driving the continued growth of the massive $131 billion CSSP market, and includes:

•
Rapid Technological Innovation and Adoption Drives Expansion of Attack Surface:
Significant
re-platforming
of consumer and enterprise technologies such as cloud computing, digital identities, mobile devices, blockchain, artificial intelligence, social networks, satellites, digitalization of supply chains, IoT devices and drones have fundamentally changed the way we live, work and play. This rapid technological innovation exponentially expands the attack surface for adversaries to capitalize on, resulting in the need for new, innovative CSSP products and solutions.

•
Rise of Financially and Ideologically Motivated Adversaries:
Outside of nation states, the attacker landscape has evolved significantly since the early 2000s, when viruses were largely nuisances and created for show and notoriety. More adversaries armed with greater resources have contributed to an increasingly sophisticated and disruptive attack landscape, including the rise of ransomware. According to the 2020 CrowdStrike Global Security Attitude Survey, 56% of respondents’ organizations have suffered a ransomware attack in the last 12 months, with an average amount of $1.1 million being paid to attackers by those organizations forced to make such payment. Furthermore, anonymity on the internet, cryptocurrency, smart contracts and blockchain-based applications have contributed to automated at-scale
attacks and emboldened threat actors to step up hacktivism, cybercrime, espionage, terrorism and cyber warfare.

•
Widely Available Markets for Attacker Tools:
The rise of the “sharing” economy has been accompanied by the rise of sharing, and collaboration between financially, ideologically and nation-state driven attackers. With anonymization and use of cryptocurrencies on the rise, vulnerabilities and exploit kits are now easily accessible on the internet with the dark web, providing a low-cost
and efficient way for attackers to achieve their goals.

•
Geopolitical Tensions:
Nation states have been cyber adversaries since the earliest days of the internet. Countries such as China, Russia, North Korea and Iran, to name a few, have become hotbeds of attacker innovation and rapidly increasing capabilities. With geopolitical tensions on the rise and a lack of internet governance or viable law enforcement models, there is little reason to believe similar attacks will not continue.

•
Lack of Innovation from Existing Vendors:
A recent Mandiant study found that existing security tools missed 53% of attacks against enterprises. The inability of the legacy security providers to detect and prevent attacks has also contributed to the growth of the CSSP market. Their lack of innovation has driven aggressive procurement of newer best-of-breed
solutions principally coming from younger, emerging companies.

•
Increasing Regulation:
With the General Data Protection Regulation now in effect in the European Union, or E.U., and anticipated new regulations in the United States, organizations are increasing their focus on cybersecurity and must ensure that they have the resources available to be in compliance with novel pieces of legislation.

•
Massive Skills Shortage:
The 2020 ISC2 Cybersecurity Workforce Study estimates that there was a shortage of 3.1 million individuals to meet the cybersecurity workforce demand globally in 2020, leaving government and commercial organizations unprepared for the cyberattacks they face. This growing shortage has driven CSSP spending as organizations seek automated solutions to reduce workforce staffing dependencies.

•
COVID-19:
The
COVID-19
pandemic has caused institutions to fundamentally
re-evaluate
their organizational processes and business models, leading to a massive increase in remote work and use of distributed technology applications and systems. These changes have caused a corresponding increase in the vulnerability of employees accessing mission critical applications, essential IT systems and sensitive data from unprotected locations. The changing nature of work driven by the pandemic is shaping new architectures and new priorities in spend, creating opportunities for CSSP companies to satisfy the demand for new security products and solutions.

The ramifications of the “perfect security storm” of factors are evidenced in the latest seminal and ongoing cybersecurity hacking campaign described below.

•
Recent Seminal Event:
On December 16, 2020, the Federal Bureau of Investigation, or FBI, the U.S. Cybersecurity and Infrastructure Security Agency, or CISA, and the Office of the Director of National Intelligence, or ODNI, issued a joint statement confirming that they have become aware of a significant and ongoing cybersecurity hacking campaign. CISA is tracking this cyber incident which has impacted enterprise networks across federal, state and local governments, as well as critical infrastructure entities and other private sector organizations. CISA noted that an advanced persistent threat actor is responsible for compromising SolarWinds Orion software supply chain, as well as widespread abuse of commonly used authentication mechanisms. CISA has highlighted that this threat actor has the resources, patience and expertise to gain access to and privileges over highly sensitive information if left unchecked. As a result, CISA is urging organizations to prioritize measures to identify and address this threat.

This recent and significant seminal event illuminates how the security landscape continues to evolve and become more dangerous. Rapid technological innovation has expanded the attack surface exponentially in both the digital and the physical domain, including ground-based information technology, or IT, and operational technology, or OT, networks as well as in air drones and satellite-based platforms. We believe a large unmet need exists to secure this rapidly evolving technology footprint.
Our sector focus on CSSP encompasses technologies that protect and defend the following growing technology areas:

•	Cloud: Growing use of cloud computing has fueled demand for securing cloud infrastructure and cloud-delivered applications.

•
Identity
and
Endpoint
:
With staff working remotely, corporate applications are being accessed from laptops and other mobile devices outside of the traditional enterprise perimeter. As a result, identity and endpoint-based security are replacing perimeter-based security strategies.

•	Social and Digital: Enterprises increasingly utilize social media channels and web properties that can be spoofed or compromised.

•
Consumer Privacy:
According to a 2020 KPMG Survey, 87% of consumers say data privacy is a human right, and 91% say that companies should be held responsible for corporate data breaches. Massive data breaches continue to leave consumers vulnerable.

•
Cryptocurrency and Blockchain:
As cryptocurrency and blockchain technologies continue to become more mainstream, securing enterprise blockchain ecosystems and auditing smart contracts will become more important as institutions incorporate these technologies into critical business applications.

•	Artificial Intelligence and Machine Learning: New and unknown risks are inherent in our growing dependence on AI and machine learning technologies to make business decisions.

•
Industrial and IoT:
Critical infrastructure, including energy, power and transportation, typically runs on legacy technology built for reliability and uptime, with little concern for cybersecurity. Exponential growth of internet-connected industrial sensors and devices has further exacerbated inherent vulnerabilities, thus driving the need for new ways to protect these environments.

•
Supply Chain:
Increasing digital connectivity with
third-party vendors in the supply chain continues to represent significant vulnerability outside of the control of enterprise organizations that can be leveraged by attackers.

•
Insider Threats:
Insider threats continue to represent an insidious and
difficult-to-detect
attack vector even as the potential for reputational and economic damage increases as digital transformation takes hold.

•
Drones:
Drones are more prevalent in today’s society driven by innovative uses like home delivery, unmanned inspection of sites and equipment, and hobbies for drone enthusiasts. Equipped with cameras, GPS and USB ports, drones are increasingly incorporating more advanced features and are beginning to be used by adversaries—representing not only a significant cyber threat, but a physical one as well.

•
Satellite:
Space satellites are increasingly utilized by government and commercial organizations for mission-critical and business applications, including as a new means of communications and internet access. As the internet moves to space, a new attack vector will follow.

Collective Operating Expertise
Our team has over 150 years of cumulative experience building and operating iconic cybersecurity and software companies in private and public markets and has a deep understanding of operations, finance, mergers and acquisitions and talent acquisition. Our team has worked together at different points in time during our tenure at market-leading public companies including Cadence, Documentum, DellEMC, FireEye and McAfee. Based on our collective operating experience and proven track record, we believe we are uniquely positioned to take advantage of the confluence of factors driving market growth and rapid technological innovation to support and advise the CSSP company with which we partner in becoming a next-generation market-leading public company.
Business Combination Criteria
Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines, we are seeking an initial business combination with a target business:

•	where we can materially impact the value and growth of the company in partnership with management;

•	where we can leverage networks of founders, operators, investors and advisors;

•	where we have a differentiated view on the ability of the target to create value as a public company;

•	where we can address a large market capitalizing on trends within the CSSP industry;

•	that can serve as a platform for consolidation and growth;

•	with a defensible market position and demonstrated advantages when compared to its competitors, and which creates barriers to entry against new competitors;

•	which is at an inflection point (such as requiring additional management expertise) or that is able to innovate through new operational techniques;

•	that is a fundamentally sound company and can leverage our expertise and relationships to achieve its full potential;

•	which may be undergoing a transition to subscription or SaaS models;

•
which is exhibiting unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy that we believe has been misevaluated by the marketplace based on our analysis and due diligence review;

•
that would offer an attractive risk-adjusted return for our stockholders, potential upside from growth in the target business and an improved capital structure that would be weighed against any identified downside risks; and

•	that could benefit from being a publicly traded company, could rapidly ramp its readiness to be a public company, and could utilize access to broader capital markets.
These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors, and criteria that our management may deem relevant. If we decide to enter into our initial business combination with a target business that does not meet the above criteria, and guidelines, we would disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates would be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core
assets or divisions.
Our Acquisition Process
In evaluating prospective business combinations, we have conducted and will continue to conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We have utilized and will continue to utilize the expertise of our management team and advisors in analyzing companies in the CSSP industry and evaluating financial and operating projections and determining the appropriate return expectations given the risk profile of the target business.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. Our initial business combination will be approved by a majority of independent and disinterested directors, and, in the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of our independent directors, will obtain an opinion that our initial business combination is fair to us from a financial point of view from an independent investment banking firm. We may take other appropriate steps consistent with Delaware law to address any potential conflicts of interest.
Our sponsor, our directors and members of our management team may directly or indirectly own shares of our Class A common stock, Class B common stock, warrants to purchase our Class A common stock or other equity-linked securities, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officer or director is made a condition to any agreement with respect to our initial business combination.
Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she would honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation will provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
Our officers, directors and any of their respective affiliates may sponsor or form, or, in the case of individuals, serve as a director or officer of, other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such company may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflict would materially affect our ability to complete our initial business combination. Our sponsor, directors, officers, and advisors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination within 24 months after the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering.

Key Members of Management and Board
Management Team
Dave DeWalt
Dave DeWalt is a veteran CEO, board member, advisor and investor who has led numerous software and cybersecurity companies, from startups to the Fortune 500, on transformational journeys of success. As President, and CEO of three major public companies, more than $6 billion of stockholder value was created during his tenure. Another $14 billion of stockholder value was created during his service as a member of the boards of successful enterprise software companies such as Forescout, Mandiant, Five9, Jive Software, Polycom, MatrixOne and Serena.
Today, Dave is the Founder and Managing Director of NightDragon, a venture capital firm investing in innovative growth and late stage companies within the CSSP industry. He is also the Executive Chairman of Momentum Cyber, a cybersecurity advisory and investment bank, and Managing Director of Allegis Cyber, an early-stage venture capital firm focused on cybersecurity investments.
Dave has been a CEO for 17 years, most recently as FireEye’s CEO from November 2012 to June 2016, and Chairman of the Board from May 2012 to February 2017, a period in which the company’s revenues grew more than 10 times. Prior to FireEye, he served as President and CEO of McAfee, Inc. from March 2006 until its acquisition by Intel for $7.7 billion closed in 2011. At the time, this was the largest all cash deal in high technology history. Prior to McAfee, from 2003 to 2007, Dave held executive positions with EMC Corporation, a provider of information infrastructure technology and solutions, including serving as EVP and President of Customer Operations and Content Management Software. He joined EMC through the Documentum acquisition in 2003, where he served as President and Chief Executive Officer, and led the company through nine consecutive quarters of growth, five record revenue quarters and four acquisitions.
Dave also held various executive positions at Quest Software, Segue and Oracle. Over the course of his career he has helped build companies from startup (Eventus, Quest) to midsize (Documentum, Segue) to market-leading global corporations (Oracle, EMC).
Dave’s current investments and board roles include Optiv, ForgeRock, Claroty, Securing SAM, Illusive Networks and Premise Data. He is also on the board of Team8, an Israeli startup incubator, and is a board advisor to DataTribe, a startup studio based in the Washington, D.C. area. Dave serves on the board of Delta Air Lines, and is the chairman of the board’s safety, and security committee. He was appointed by President Barack Obama to the National Security Telecommunications Advisory Council (NSTAC) and continued to serve under President Donald Trump. The committee, composed of telecommunications and technology industry CEOs, advises and provides recommendations to the President, and other government leaders on matters of security that relate to the nation’s telecommunications systems.
A recognized authority on cybersecurity, Dave has spoken at the World Economic Forum in Davos on the issue of cybersecurity, and keynoted at several technology industry conferences including Interop, and RSA. Dave has also participated in panel discussions alongside world leaders, and served as an advisor to the National Security Agency and the Central Intelligence Agency, among others. He was named one of the 25 most influential executives in high technology by the readers of the industry publication CRN. Cyber Defense Magazine calls him one of the most brilliant and successful minds in the industry. Throughout his career, Dave has worked alongside members of the NightDragon Team in an operating and investing role.
Dave received his Bachelor of Science in Computer Science from the University of Delaware in 1986.
Dave has been selected to serve on our board of directors because of his extensive senior management and board expertise in the information technology security industry.
Mark Garrett
Mark Garrett serves as Chair of the Audit Committee for the Board of Directors of Cisco, GoDaddy and Snowflake. He also serves on the Board of Directors of HireRight and is a Strategic Advisor to General Atlantic. With more than 30 years of financial management experience in the technology sector, Mr. Garrett has worked with many leading companies.
Most recently, Mark served as Executive Vice President and Chief Financial Officer of Adobe from February 2007 to April 2018. Mark played a pivotal role and has been credited with successfully guiding Adobe and investors through Adobe’s Digital Media business unit transformation to a full cloud-based subscription model and away from the physical, shrink-wrapped product with a perpetual license model. Under his guidance as Executive Vice President, and CFO, Adobe completed the transition to a cloud-based subscription model.
Prior to Adobe, Mark was the Senior Vice President, and CFO of EMC Software Group of EMC Corp.
Prior to EMC, he was Executive Vice President and Chief Financial Officer of Documentum, Inc., and
co-led
its $1.7 billion acquisition with a 29% premium by EMC in December 2003. Following the acquisition, he became Senior Vice President and CFO of EMC’s Software Group until February 2007. Previous accounting and finance management positions include tenures at IBM and Cadence. In 2017, Mark was awarded Best CFO in Software by the Institutional Investor All America Executive Team ranking, and in 2015, was rated Public Company CFO of the Year by Silicon Valley Business Journal.

He earned a Bachelor of Science degree in Accounting and Marketing from Boston University, and an MBA from Marist College.
Mark has been selected to serve on our board of directors because of his extensive history of leadership in finance and accounting in the technology industry, including experience in product and business model transition and transformation to the cloud, and his experience serving as a public company director.
Ken Gonzalez
Ken Gonzalez has been a senior operating executive at technology companies for over 20 years. He has led the strategy, corporate business development, and channel functions for market leading public and private technology companies, including McAfee and FireEye alongside Dave DeWalt and Siebel Systems (Oracle) and Avast.
Today, Ken is the Managing Director of NightDragon, a venture capital firm investing in innovative growth and late stage companies within the CSSP industry. He is also a Partner of Momentum Cyber, a cybersecurity advisory and investment bank. Ken is also a member of the general partnership of Cyber Innovation Partners II, L.P., an early-stage venture capital fund formed by AllegisCyber focused on early stage cybersecurity investing. Ken also serves as an Advisor to YL Ventures, an American-Israeli early-stage venture capital firm. Ken was previously a Managing Director at Forgepoint Capital.
Prior to starting his investing career, Ken was a senior operating executive at various technology companies. Most recently, Ken was the Senior Vice President of Corporate Development, Global Alliances and Channels at FireEye, a publicly listed cybersecurity company. He led these functions from 2013 to 2017, through its IPO, and its transformational acquisition of Mandiant.
Prior to FireEye, he served as the Chief Strategy Officer of Avast from 2011 through 2012. In this role he ran the company’s strategy and corporate development efforts. He was the first U.S.-based employee and had the responsibility of establishing and growing North American operations. He served as Senior Vice President of Corporate Development at McAfee, Inc. from 2006 until its acquisition by Intel in 2011. Prior to McAfee, from 1998 to 2006, Ken was the Vice President of Corporate Development at Siebel Systems from 1998 until its acquisition by Oracle in 2006.
During his career in technology he has worked on 40 acquisitions, including 23 in cybersecurity. He has created, managed and grown numerous strategic go-to-market
partnerships from technology integration to OEM and to resale and two-tier
distribution.
Ken is a graduate of Harvard Business School and the U.S. Military Academy at West Point. He served in the U.S. Army as an infantry officer with the 82nd Airborne Division and the 75th Ranger Regiment.
Ken has been selected to serve on our board of directors because of his extensive experience as a senior operating executive in the technology industry, including his history of leadership in strategy and corporate development.
Barbara Massa
Barbara Massa joined our board of directors in February 2022. She is a member of the audit committee of our board of directors. Barbara has over 25 years of experience driving innovation, workforce strategy and organizational effectiveness. Barbara has led people and organizational readiness activities for a diverse range of businesses, from startup stages through initial public offerings and major public companies. Her exceptional ability to attract and recruit top level talent, combined with her significant experience in mergers and acquisitions, pre-IPO,
startup environments and in mature Fortune 500 organizations, sets Barbara apart as a powerful advisor to companies looking to scale.
Barbara joined FireEye in January 2013 as Executive Vice President of People & Places, where she helped scale the company from approximately 400 to approximately 2,800 employees in 2.5 years. Most recently, in January 2020, Barbara was asked to expand her responsibilities as Executive Vice President and Chief of Business Operations to include Information Technology and Security (Information & Physical). Barbara has directly recruited many
c-suite
executives and over 50 other senior leaders to FireEye. She helped to establish and implement the company’s first global human resources systems and processes, succession planning programs, employee engagement methodologies, learning and development and total rewards strategies, human resources operations and human resources partnering functions. Under Barbara’s leadership, FireEye has been recognized on various lists of best places to work in locations where FireEye has operations.
Before joining FireEye, Barbara served as Vice President of Global Talent & Diversity at McAfee, Inc. During her tenure, McAfee was consistently named a “top employer,” and received high employee engagement scores. Prior to McAfee, Barbara served as Senior Director of Talent at EMC, where she was responsible for the approximately 40,000 employee organization and led a geographically dispersed recruiting and infrastructure staff of more than 200 individuals. In this role, Barbara advised on 19 acquisitions from due diligence through integration.
Barbara has been selected to serve on our board of directors because of her experience at leading CSSP companies and her expertise in talent management.

Kara Wilson
Kara Wilson has over 25 years of experience driving disruptive go-to-market
strategies for leading companies such as Rubrik, FireEye, Okta, SuccessFactors and SAP. Kara has launched brands, created categories and navigated companies’ growth through initial public offerings, and is passionate about redefining the traditional approach to marketing.
Kara is a general investor, board member and advisor to corporations and technology startups in the United States and Europe. Kara is currently a strategic advisor for KKR, where she assists with due diligence and counsels their high-growth portfolio companies on go-to-market
strategy and execution. Kara most recently served as Chief Marketing Officer at Rubrik from June 2017 to May 2019.
Prior to Rubrik, Kara was Executive Vice President and Chief Marketing Officer for FireEye. Kara has also served as the Chief Marketing Officer for Okta, SuccessFactors, SAP and Network General and held marketing leadership positions at Cisco and PeopleSoft. She sits on the boards of cybersecurity companies ReliaQuest and KnowBe4 and previously served as an advisor to ForeScout. Kara is also a director on the boards of Paychex, OneStream, OutSystems, Corel and Calabrio. Kara’s highly analytic and data driven approach to marketing comes with a relentless focus on developing go-to-market
programs that drive deals, not just leads.
Kara received a Bachelor of Arts in Political Economy from the University of California, Berkeley.
Morgan Kyauk
Morgan Kyauk brings a wealth of experience leading corporate development and merger and acquisition strategy for companies of all sizes—from late stage, pre-IPO
companies to large, serial acquirers. Today, Morgan is a Partner at NightDragon, a venture capital firm investing in innovative growth and late stage companies within the CSSP industry.
Prior to his role at NightDragon, Morgan was the Vice President of Corporate Development at FireEye, where he was responsible for the evaluation, execution and integration of all acquisition, investment and strategic partnering activity for the company. Morgan originally joined FireEye in early 2013, working with Dave DeWalt, Ken Gonzalez, Barbara Massa and Kara Wilson during his time there. While at FireEye, he led corporate development efforts leading up to its IPO and through its transformative acquisitions, which included FireEye’s acquisition of Mandiant, iSIGHT Partners and Verodin. Morgan was also responsible for the integration of the acquired companies, working closely with the targets’ management teams in operationalizing the synergies behind each of the transactions. In addition, Morgan was also Head of Corporate Development at Dropbox, leading the creation of its acquisition strategy, pipeline and process prior to its initial public offering as well. Earlier in his career, Morgan held corporate development roles at Juniper Networks and Hewlett Packard, where he helped both companies establish and execute on its cybersecurity strategy through a series of acquisitions in the CSSP industry. Morgan began his career advising technology companies on M&A transactions while at Bank of America Merrill Lynch.
Morgan received his MBA from the Wharton School at the University of Pennsylvania and his bachelor’s degree in Business Administration and Economics from the University of California, Berkeley.
Steve Simonian
Steve Simonian has over 20 years of experience as chief financial officer of various Silicon Valley-based venture capital firms. Steve has been the Chief Financial Officer of NightDragon, a venture capital firm investing in innovative growth and late stage companies within the CSSP industry, since June 2019.
In addition to his role at NightDragon, Steve has served as CFO of AllegisCyber, an early-stage venture capital firm that works closely with NightDragon, since May 2015. Steve also has his own consulting practice, S Squared Consulting, where he has provided finance and operational services for venture capital, private equity and operating companies since 2013. Steve served as CFO of August Capital from 2008 to 2013, and before that, as CFO of Gabriel Venture Partners from 2003 to 2008 and as CFO of Meritech Capital Partners from 1999 to 2003.
Steve has a Bachelor of Arts in Business Economics, Accounting and Finance from the University of California, Santa Barbara. He is a Certified Public Accountant (non practicing).
The past performance of our management team or their respective affiliates is not a guarantee either: (i) of success with respect to any business combination we may consummate; or (ii) that we will be able to identify a suitable candidate for our initial business combination. No member of our management team has had management experience with any special purpose acquisition company in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of future performance.

Our
Value-Add
We believe that the NightDragon Team’s deep experience as operators and board members of scaled, public software companies, and their financial and strategic acumen, give us a differentiated advantage in identifying and attracting a leading technology company for a business combination. Further, we believe that our extensive network of industry relationships built over years of working, advising and investing in industry-defining businesses, will help us drive substantial long-term growth for the technology company we combine with. We anticipate offering the following benefits to our business combination partner:

•	partnership with our management team members who have extensive and proven track records of founding, operating, advising, and investing in market-leading software and CSSP companies;

•	access to our network of advisors, investors, C-level executives, CISOs and former senior intelligence officers from the United States, the United Kingdom and Israel;

•	increased visibility with customers;

•	higher engagement with core, relevant, fundamental investors as anchor stockholders than a traditional IPO bookbuilding process would offer;

•	lower risk and expedited path to a public listing with an infusion of cash and ongoing access to public capital markets;

•	listed public company stock currency for future acquisitions;

•	ability for management to retain control and focus on growing the business; and

•	opportunity to motivate and retain employees using stock-based compensation with public company stock.
Status as a Public Company
We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
Financial Position
With funds available in the trust account for a business combination initially in the amount of $345,000,000, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
NightDragon Acquisition Corp. Investment Thesis
The CSSP market is a large, $131 billion addressable market.
As a result of a confluence of major factors, including technological innovation, lack of innovation from existing vendors, rise of financially and ideologically motivated adversaries, widely available markets for attacker tools, geopolitical tensions, increasing regulation, a dramatic shortage in security-related talent and the impact of
COVID-19,
there is an increasing demand and opportunity for CSSP companies to address these threats.
Members of the NightDragon Team have established and prolific track records operating iconic cybersecurity and software companies and generating significant value in the process. We will use our experience and our ecosystem of advisors and relationships in the CSSP industry to attract, advise, merge with and scale a next-generation, market-leading CSSP company.
Additionally, we expect our performance-based Stakeholder-Center Aligned Listed Equity, or SCALE, structure to attract high quality companies that share our philosophy of long-term alignment, enhance the potential for high returns, and strengthen the value proposition of NightDragon Acquisition Corp. for all stakeholders.

The key elements of our structure are summarized below and are explained further elsewhere in this report.

Conventional SPAC	NightDragon SCALE	NightDragon SCALE’s Advantages
• Sponsor’s promote represents 20% of the common stock issued and outstanding • All founder shares vested, no performance-based test
•  Promote consists of Class B common stock, representing approximately 20% of our shares of common stock outstanding, will vest in four equal tranches as described below

•  25% of the Class B common stock will convert to shares of Class A common stock upon the consummation of our initial business combination, with the remaining 75% converting in three equal tranches upon the achievement of Class A common stock price milestones of $12.00, $15.00 and $20.00 per share for 20 trading days within a
30-trading
day period following our initial business combination (but only prior to the 10 year anniversary of our initial business combination)

•  The Class B common stock will also convert to Class A common stock upon the consummation of a strategic transaction following our initial business combination if the effective price per share of Class A common stock is at least equal to $12.00 in such transaction

•  Any portion of the Class B common stock not converted before the 10th anniversary of our initial business combination will be automatically forfeited for no consideration

•  Less dilution to the target business absent post-business combination share price performance

•  Downside and upside are shared with investors because our sponsor’s economics from the founder shares only fully reach the level of a conventional SPAC with 20% founder shares when the stock trades at or above $20.00 per share for the predetermined number of days or in connection with the consummation of certain strategic transactions following our initial business combination

•  Vesting thresholds create longer-term incentives

Initial Business Combination
Nasdaq listing rules require that our initial business combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. We refer to this as the 80% of net assets test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of the 80% of net assets test. While we consider it unlikely that our board of directors would not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Other Considerations
We are not prohibited from pursuing an initial business combination or subsequent transaction with a company that is affiliated with our sponsor, officers or directors. Our initial business combination will be approved by a majority of independent and disinterested directors, and, in the event we seek to complete our initial business combination or, subject to certain exceptions, subsequent material transactions with a company that is affiliated with our sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that such initial business combination or transaction is fair to our company from a financial point of view. We may take other appropriate steps consistent with Delaware law to address any potential conflicts of interest.
Our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.
Corporate Information
Our executive offices are located at 101 Second Street, Suite 1275, San Francisco, California 94105 and our telephone number is (510)
306-7780.
We maintain a corporate website at www.ndac.com. The information contained on or accessible through our corporate website or any other website that we may maintain is not part of this report.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following March 4, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the aggregate worldwide market value of our Class A common stock that is held by non-affiliates
equals or exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.
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

Item 1A. Risk Factors.
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form
10-K,
or Annual Report, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our unaudited condensed consolidated financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report. Our Risk Factors are not guarantees that no such conditions exist as of the date of this Annual Report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part
Risks Relating to Our Search for and Consummation of a Business Combination
We are a recently incorporated company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had $1,102,919 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 4, 2023, or June 4, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 4, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
We may choose not to hold a stockholder vote to approve our initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding capital stock to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding capital stock, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete. For additional information, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business-Stockholders May Not Have the Ability to Approve Our Initial Business Combination.”
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

As a result, in addition to our sponsor’s Class B common stock and Class A common stock, we would need only 12,420,001, or 36.0% (assuming all outstanding shares are voted), or 1,380,002, or 4.0% (assuming only the minimum number of shares representing a quorum are voted), of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.
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
and on March 11, 2020, the World Health Organization characterized the
COVID-19
outbreak as a “pandemic.” The
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn. The effects of the
COVID-19
pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. Although certain governmental entities have begun to ease COVID-19 related restrictions, caseloads continue to fluctuate in various parts of the world. New strains of the virus, outbreaks of existing strains of the virus and the continued efficacy of available vaccines creates uncertainty which can adversely affect economic conditions, supply chains, the availability of capital and, ultimately, our ability to consummate a business combination.
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
“-If
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
We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which may include the requirement that a beneficial holder must identify itself. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents given to such holders, or up to two business days prior to the initial vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. For additional information, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business-Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination or Certain Stockholder Votes to Amend our Amended and Restated Certificate of Incorporation-Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”
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
“-If
third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.
As the number of special purpose acquisition companies evaluating targets has increased, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
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
“-If
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
“-If
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
“-If
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
“-If
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
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For additional information regarding our officers’ and directors’ other business affairs, please see the section of this report titled “Directors, Executive Officers and Corporate Governance.”
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
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our sponsor, who beneficially owns, on an as-converted
to Class A common stock basis, 21.9% of our shares of Class A common stock (including the private placement shares), will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
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
As described elsewhere in this Annual Report, in connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a material misstatement of our balance sheet as of March 4, 2021, March 31, 2021 and June 30, 2021, as well on our Statements of Operations, Statements of Shareholder’s Equity and Statements of Cash Flows for the Quarterly Reports on Form
10-Q
issued for the periods ended March 30, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a Note 2. Restatement significant and unusual transaction related to the warrants we issued in connection with our IPO, see “Note 2. Restatement of Previously Issued Financial Statement” to the financial statements in our Quarterly Report on Form
10-Q
filed with the SEC on June 11, 2021, as well as Part II, Item 9A., “Controls and Procedures,” included in this Annual Report.
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
Therefore, on November 16, 2021, our management and the audit committee, after consultation with our independent registered public accounting firm, concluded that our previously issued (i) audited balance sheet attached as Exhibit 99.1 to the Current Report, (ii) unaudited interim financial statements included in the Q1 Form
10-Q
and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we restated our financial statements for the Affected Periods in our Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021.
As described in Item 9A. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of December 31, 2021 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part II, Item 9A., “Controls and Procedures.”
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
Following the issuance of the SEC Staff Statement and the SEC Commentary, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that our financial statements in the certain periods described elsewhere in this Annual Report on Form
10-K
should no longer be relied upon due to (i) changes required to reclassify the warrants as liabilities to align with the SEC Staff Statement and (ii) changes required to reclassify the Public Shares as temporary equity to align with the SEC Commentary. As a result, we identified a material weakness in our internal controls over financial reporting as described further in Part II, Item 9A. “Controls and Procedures” and the risk factor titled “We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.”
As a result of such material weakness, the restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes, which may include, among other things, claims invoking the federal and state securities laws, contractual claims or other claims arising from, among other things, the restatement and material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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

For a discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Part III, Item 10. of this report titled “Directors, Executive Officers and Corporate Governance” and Part III, Item 13. of this report titled “Certain Relationships and Related Transactions, and Director Independence.”
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
In light of the involvement of our sponsor, officers, directors and advisors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated or in which they or their affiliates have invested or have an economic interest. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under their respective biographies in Part I, Item 1. of this report titled “Business - Key Members of Management and Board.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated or have an investment or economic interest, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business-Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. We may take other appropriate steps consistent with Delaware law to address any potential conflicts of interest. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors, advisors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
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
Our SCALE units, Class A common stock and warrants are listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum of 300 public holders. Additionally, in connection with our initial business combination, we are required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders of our unrestricted securities (with at least 50% of such round-lot
holders holding unrestricted securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time. If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

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
On May 28, 2021, we received a notice, or the Notice, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form
10-Q
for the period ended March 31, 2021 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On June 11, 2021, we filed our Form
10-Q
for the period ended March 31, 2021 and regained compliance with the Rule. We were unable to file the Quarterly Report on Form
10-Q
for the period ended September 30, 2021 by the initial deadline of November 15, 2021, due to the reasons described in the Notification of Late Filing on Form
12b-25,
filed with the SEC on November 16, 2021. While we were able to file the Quarterly Report on Form
10-Q
for the period ended September 30, 2021 within the extension period provided pursuant to SEC rules, there can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which could have adverse results, as described above in: “-Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”
You will not be entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement SCALE units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement SCALE units, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our SCALE units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination. For a more detailed comparison of our initial public offering to offerings that comply with Rule 419, please see the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business-Comparison of This Offering to Those of Blank Check Companies Subject to Rule 419.”
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
We will seek to complete an initial business combination with companies in the CSSP sector, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. See
“-We
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
If (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per share; (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value (as defined in the warrant agreement) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described in the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Description of Securities-Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
We do not own any real estate or other physical properties materially important to our operation.
Our executive offices are located at 101 Second Street, Suite 1275, San Francisco, California 94105, and our telephone number is (510) 306-7780. Our executive offices are provided to us by our sponsor. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.
To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our SCALE units, Class A common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “NDACU,” “NDAC” and “NDACW,” respectively. Our units commenced public trading on March 4, 2021. Our Class A common stock and warrants began separate trading on April 22, 2021.
Holders
As of December 31, 2021, there was one holder of record of our SCALE units, one holder of record of our Class A common stock, one holder of record of our Class B common stock and one holder of record of our warrants.
Dividends
We have not paid or declared any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of the board of directors at such time. Our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
None.
Recent Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Use of Proceeds
On March 4, 2021, we consummated our initial public offering of 34,500,000 SCALE units, which included 4,500,000 units issued pursuant to the full exercise by the underwriters of their over-allotment option. The SCALE units were sold at a price of $10.00 per SCALE unit, generating gross proceeds to us of $345,000,000. The securities sold in the offering were registered under the Securities Act on registration statement on Form
S-1
(No.333-252909).
The SEC declared the registration statement effective on March 1, 2021.
Simultaneously with the closing of our initial public offering, we consummated the private placement of an aggregate of 1,035,000 SCALE units at a price of $10.00 per SCALE Unit, sold to our sponsor, generating total proceeds of $10,350,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Of the gross proceeds received from the initial public offering, the exercise of the over-allotment option and the private placement SCALE Units, an aggregate of $345,000,000 was placed in a trust account.
Transaction costs for the initial public offering amounted to a total of $19,601,538, consisting of $6,900,000 of underwriting fees, $12,075,000 of deferred underwriting fees and $626,538 for other costs and expenses related to the initial public offering.
There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus related to the initial public offering. For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form
10-K.

Item 6.	[Reserved.]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
Overview
We are a blank check company incorporated under the laws of the State of Delaware on December 8, 2020 for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses, collectively referred to as the Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our initial public offering, or the Initial Public Offering, and the sale of the private placement SCALE units, or the Private Placement SCALE Units, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account, or the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of $2,275,306 which consists of the change in fair value of warrant liability of $4,346,302 and interest earned on marketable securities held in the Trust Account of $30,690 offset by operating and formation costs of $1,491,240, transaction cost allocated to warrants of $579,585, and compensation expense allocated to warrants of $30,861.
For the period from December 8, 2020 (inception) through December 31, 2020, we had net loss of $5,000 which consisted of formation and operational costs.
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
For the year ended December 31, 2021, cash used in operating activities was $1,745,543. Net income of $2,275,306 was affected by change
(non-cash
gain) in fair value of warrant liability of $4,346,302, transaction costs associated with the Initial Public Offering of $579,585, compensation expense allocated to warrants of $30,861, and interest income on marketable securities held in the Trust Account of $30,690. Changes in operating assets and liabilities used $254,303 of cash for operating activities.
For the period from December 8, 2020 (inception) through December 31, 2020, cash used in operating activities was $0. Net loss of $5,000 was offset by the changes in operating assets and liabilities.
As of December 31, 2021, we had marketable securities held in the Trust Account of $345,030,690 (including approximately $30,690 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the Trust Account.

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
As of December 31, 2021, we had cash of $1,102,919. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Liquidity and Going Concern
We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (the “FASB”)’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” have until March 4, 2023 to consummate an initial business combination, or June 4, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 4, 2023. It is uncertain that we will be able to consummate an initial business combination by this time or any extended deadline, if approved. If an initial business combination is not consummated by our initial deadline date or an extended deadline date (if approved), there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the mandatory liquidation, should an initial business combination not occur and an extension is not requested by our sponsor, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2023.
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
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Warrant Liabilities
We account for the Warrants in accordance with the guidance contained in ASC
815-40-15-7D
and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Income (Loss) Per Common Share
Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of share of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.”
Recent Accounting Standards
In August 2020, the FASB issued ASU
No.2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging —Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06 ”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex financial instruments and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
David G. DeWalt	57	Director, Chairman of the Board of Directors
Mark Garrett	64	Director, Vice Chairman of the Board of Directors(1)(2)(3)
Kenneth Gonzalez	52	Director(1)(2)(3)
Barbara Massa	49	Director(1)
Morgan Kyauk	37	Chief Executive Officer and Corporate Secretary
Steve Simonian	55	Chief Financial Officer

(1)	Member of the audit committee
(2)	Member of the compensation committee
(3)	Member of the nominating and corporate governance committee
See “Item 1. Business—Key Members of Management and Board” for biographies of each of Mr. DeWalt, Mr. Garrett, Mr. Gonzalez, Ms. Massa, Mr. Kyauk and Mr. Simonian.

Number and Terms of Office of Officers and Directors
Our board of directors consists of four members, with each director holding office for a one-year
term. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of the Class B common stock. In addition, prior to the completion of an initial business combination, holders of a majority of our Class B common stock may remove a member of the board of directors for any reason.
Following completion of our initial business combination, our sponsor will be entitled to designate three individuals for nomination for election to our board of directors pursuant to a registration and stockholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors.
Compensation Paid to Members of the Board of Directors
None of our directors are compensated for their service on our board of directors.
Director Independence
Nasdaq listing rules require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Mark Garrett, Ken Gonzalez and Barbara Massa are independent directors under applicable SEC and Nasdaq listing rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating and corporate governance committee and a compensation committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.
Audit Committee
We have established an audit committee of the board of directors. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in
provisions. The members of our audit committee are Mark Garrett, Ken Gonzalez and Barbara Massa. Mark Garrett serves as chairman of the audit committee. Our board of directors has determined that each of Mark Garrett, Ken Gonzalez and Barbara Massa are independent.
We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	selecting, retaining, compensating, evaluating, overseeing and, where appropriate, terminating our independent registered public accounting firm;

•	reviewing and approving the scope and plans for the audits and the audit fees and approve all non-audit and tax services to be performed by the independent audit;

•	evaluating the independence and qualification of the independent registered public accounting firm;

•	reviewing internal controls and integrity of financial statements;

•	reviewing financial information presentation, earnings press releases and guidance;

•	overseeing the design, implementation and performance of our internal audit function, if any;

•	setting hiring policies with regard to the hiring of employees and former employees of our independent auditor and oversee compliance with such policies;

•	reviewing, approving and monitoring related party transactions;

•	adopting and overseeing procedures to address complaints regarding accounting, internal accounting controls or auditing matters;

•	reviewing and discussing with our management and the independent auditor our compliance with various laws;

•	reviewing and discussing with management our independent auditor guidelines and policies to identify, monitor, and address enterprise risks;

•	engaging independent legal, accounting and other advisors;

•	providing appropriate funding for compensation to independent registered accounting firm, advisors and related expenses; and

•	reviewing the adequacy of the audit committee charter and recommend any proposed changes to our board of directors.
Nominating and Corporate Governance Committee
We have established a nominating and corporate governance committee of the board of directors. The members of our nominating and corporate governance committee are Mark Garrett and Ken Gonzalez. Ken Gonzalez serves as chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Mark Garrett and Ken Gonzalez are independent.
The nominating and corporate governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and corporate governance committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for selecting director nominees
The guidelines for selecting nominees, which are specified in a charter to be adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
The nominating and corporate governance committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and corporate governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and corporate governance committee does not distinguish among nominees recommended by stockholders and other persons.
Compensation Committee
We have established a compensation committee of the board of directors. The members of our compensation committee are Mark Garrett and Ken Gonzalez. Ken Gonzalez will serve as chairman of the compensation committee. Our board of directors has determined that each of Mark Garrett and Ken Gonzalez are independent.
We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing and approving the corporate goals and objectives applicable to the compensation of our chief executive officer;

•	reviewing and approving the compensation and benefits for our executive officers;

•	reviewing, approving, and administering employee compensation plans;

•	advising on proposals to stockholders on executive compensation matters;

•	overseeing compensation plans and programs;

•	reviewing and discussing our compensation policies and practices and the risks related thereto;

•	monitoring compliance with any stock ownership guidelines;

•	approving the creation or revision of any clawback policy allowing us to recoup compensation paid to employees;

•	overseeing regulatory compliance with respect to compensation matters;

•	retaining or obtaining the advice of compensation consultants; and

•	reviewing the adequacy of the compensation committee charter and recommend any proposed changes to our board of directors.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, a copy of which is available on our corporate website at https://www.ndac.com. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form
8-K.
See “Where You Can Find Additional Information.”
Corporate Governance Guidelines
Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of Nasdaq that serve as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas, including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, chief executive officer and presiding director, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines will be posted on our website.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11.	Executive Compensation.
None of our officers has received any cash compensation for services rendered to us. No other compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with, any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. These fees will be disclosed to stockholders in accordance with applicable rules and regulations, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns shares of our common stock; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table does not reflect record of beneficial ownership of any common stock issuable upon exercise of warrants as such securities are not exercisable or convertible within 60 days of March 15, 2022. Information is based on 35,535,000 shares of Class A common stock and 8,625,000 shares of Class B common stock outstanding as of March 15, 2022.
Unless otherwise noted, the business address of each of the following entities and individuals is c/o NightDragon Acquisition Corp., 101 Second Street, Suite 1275, San Francisco, California 94105.

	Class A Common Stock		Class B Common Stock(1)		Approximate Percentage of Outstanding Common Stock
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
5% Beneficial Owners
NightDragon Acquisition Sponsor, LLC(2)	1,035,000	2.9%	8,625,000	100%	21.9%
David G. DeWalt(2)	1,035,000	2.9%	8,625,000	100%	21.9%
Integrated Core Strategies (US) LLC(3)	2,061,808	5.8%	—	*	4.66%
Directors and Named Executive Officers
David G. DeWalt(2)	1,035,000	2.9%	8,625,000	100%	21.9%
Ken Gonzalez	—	*	—	*
Mark Garrett	—	*	—	*
Morgan Kyauk	—	*	—	*
Steve Simonian	—	*	—	*
Barbara Massa	—	*	—	*
All officers and directors as a group (6 individuals)	1,035,000	2.9%	8,625,000	100%	21.9%

*	Less than one percent.
(1)
Shares of our Class B common stock will convert into shares of our Class A common stock only upon the occurrence of certain triggering events, one of which will occur upon the consummation of our initial business combination, three of which will be based on shares of our Class A common stock trading at $12.00, $15.00 and $20.00 per share following our initial business combination, and one of which will be based upon a specified strategic transaction following our initial business combination if the effective price per share of our Class A common stock is at least equal to $12.00 in such transaction, in each case prior to the 10th anniversary of our initial business combination.

(2)
NightDragon Acquisition Sponsor, LLC, our sponsor, is the record holder of all of our Class B common stock. Each of our officers, directors and advisors is, directly or indirectly, a member of our sponsor. Our sponsor is governed by its managers, David G. DeWalt and Morgan Kyauk. The managers of our sponsor may be removed by a majority in interest of our sponsor’s Class M members, and as such, Mr. DeWalt has voting and investment discretion with respect to the shares of common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the shares of common stock held directly by our sponsor.

(3)
The business address of this entity is 399 Park Avenue, New York, New York 10022. Information was derived from a Schedule 13G/A jointly filed on January 18, 2022 by Integrated Core Strategies (US) LLC (“ICS”), Riverview Group LLC (“Riverview”), ICS Opportunities II LLC (“ICSO II”), ICS Opportunities, Ltd. (“ICSO”), Millennium International Management LP (“MIM”), Millennium Management LLC (“MM”), Millennium Group Management LLC (“MGM”) and Israel A. Englander, a United States citizen (“Englander”) (collectively, the “Reporting Persons”) with respect to an aggregate of 2,061,808 shares of Class A common stock beneficially owned by the Reporting Persons. MIM is the investment manager to ICSO II and ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICSO II and ICSO. MM is the general partner of the managing member of ICS and Riverview. MM is also the general partner of the 100% owner of ICSO II and ICSO and may also be deemed to have shared voting control and investment discretion over securities owned by ICSO II and ICSO. MGM is the managing member of MM and may also be deemed to have shared voting control and investment discretion over securities owned by ICS and Riverview. MGM is also the general partner of MIM and may also be deemed to have shared voting control and investment discretion over securities owned by ICSO II and ICSO. The managing member of MGM is a trust of which Englander currently serves as the sole voting trustee. Therefore, Englander may also be deemed to have shared voting control and investment discretion over securities owned by ICS, Riverview, ICSO II and ICSO.

Our sponsor beneficially owns shares of our common stock that represent, on an as-converted
to Class A common stock basis, approximately 21.9% of our shares of Class A common stock. Neither our sponsor nor any of our officers or directors have expressed an intention to purchase any SCALE units, other than the private placement SCALE units. Because of this ownership block, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions, including approval of our initial business combination.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
On December 14, 2020, our sponsor paid approximately $25,000 to cover certain offering costs in consideration for 8,625,000 founder shares. On January 28, 2021, the 8,625,000 founder shares were reclassified and changed into 8,625,000 shares of Class B common stock. The number of shares of Class B common stock into which certain of the founder shares were reclassified and changed was determined based on the expectation that such Class B common stock would represent approximately 20% of our outstanding capital stock immediately following the completion of the Initial Public Offering (excluding the private placement shares).

Only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our initial business combination. On all other matters submitted to a vote of our stockholders, holders of our Class B common stock and holders of our Class A common stock will vote together as a single class, with each share of Class A common stock and Class B common stock entitling the holder to one vote per share.
The shares of Class B common stock will convert into shares of our Class A common stock based on the occurrence of certain triggering events, one of which will occur upon the consummation of our initial business combination, three of which will be based on shares of our Class A common stock trading at $12.00, $15.00 and $20.00 per share for 20 trading days within a 30-day trading period following our initial business combination, and one of which will be based upon a specified strategic transaction following our initial business combination if the effective price per share of our Class A common stock is at least equal to $12.00 in such transaction, in each case prior to the 10th anniversary of our initial business combination and as described in the section titled “Description of Securities” in our prospectus filed with the Securities and Exchange Commission on March 2, 2021. All shares of Class B common stock that remain issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited.
Simultaneously with the closing of the Initial Public Offering, our sponsor purchased an aggregate of 1,035,000 private placement SCALE units at a price of $10.00 per SCALE unit in a private placement for an aggregate purchase price of $10,350,000. These private placement SCALE units are identical to the SCALE units sold in the Initial Public Offering, subject to certain limited exceptions as described in this prospectus.
If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to officers or directors prior to, or in connection with, any services rendered in order to effectuate the consummation of an initial business combination (regardless of the type of transaction that it is). We do not have a policy that prohibits our sponsor, officers, advisors or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business.
Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.
Our sponsor agreed to loan us up to $750,000 to be used for a portion of the expenses of the Initial Public Offering, pursuant to a promissory note, as amended. We repaid the loan balance of $188,890 outstanding under the promissory note, as amended, upon the closing of the Initial Public Offering.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into SCALE units, at a price of $10.00 per SCALE unit at the option of the lender. The SCALE units would be identical to the private placement SCALE units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and stockholder rights agreement with respect to the registration for resale under the Securities Act of the Class B common stock, private placement shares, including any private placement shares that may be issued upon conversion of working capital loans, private placement warrants and Class A common stock issuable upon exercise or conversion of the Class B common stock and private placement warrants, and, with respect to the right of our sponsor, the right to designate three individuals for nomination for election to our board of directors.

Our sponsor and our directors, officers and advisors have entered into a letter agreement with us pursuant to which they have agreed to vote any shares owned by them in favor of any proposed initial business combination and to waive their redemption rights with respect to their private placement shares and public shares in connection with (i) the consummation of our initial business combination or (ii) a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash and out of funds legally available therefor, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding public shares.
Our sponsor is deemed to be our “promoter” as such term is defined under the federal securities laws.
Related Party Transactions Policy
Our board of directors has adopted a policy setting forth the policies and procedures for the audit committee’s review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or executive officers; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who may be a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (1) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party; (2) the extent of the related party’s interest in the transaction; (3) whether the transaction contravenes our code of ethics or other policies; (4) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its stockholders; and (5) the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or executive officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.
To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm that our initial business combination is fair to our company from a financial point of view. In addition, our initial business combination will be approved by a majority of independent and disinterested directors. We may take other appropriate steps consistent with Delaware law to address any potential conflicts of interest. No finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with, any services rendered in order to effectuate the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•
Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into SCALE units at a price of $10.00 per SCALE unit.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the year ended December 31, 2021, totaled $98,880. The Company did not incur any audit expenses during the period ended December 31, 2020. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020.
Tax Fees
. We paid Marcum for tax planning and tax advice $7,210 for the year ended December 31, 2021. We did not pay Marcum any tax planning or tax advice for the period from December 8, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15 .	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at
www.sec.gov.

Item 16.	Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
NightDragon Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of NightDragon Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s projected future cash as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
/
S
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020
.
Tampa, FL
March 30, 2022

NIGHTDRAGON ACQUISITION CORP.
BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Current Assets
Cash	$1,102,919	$25,000
Prepaid expenses	634,687	—

Total Current Assets	1,737,606	25,000
Deferred offering costs	—	305,000
Long Term Portion of Prepaid Insurance	105,781	—
Marketable securities held in Trust Account	345,030,690	—

TOTAL ASSETS	$346,874,077	$330,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accrued expenses	$491,165	$5,000
Accrued offering costs	—	305,000

Total Current Liabilities	491,165	310,000
Warrant liability	6,195,042	—
Deferred underwriting fee payable	12,075,000	—

Total Liabilities	18,761,207	310,000

Commitments
Class A common stock subject to possible redemption, 34,500,000 at December 31, 2021 at redemption value of $10.00 per share; and no shares subject to possible redemption at December 31, 2020.	345,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 1,035,000 and no shares issued and outstanding (excluding 34,500,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	10	—
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at December 31, 2021 and 2020	86	86
Additional paid-in capital	—	24,914
Accumulated deficit	16,887,226	(5,000)

Total Stockholders’ (Deficit) Equity	16,887,130	20,000

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$346,874,077	$330,000

The accompanying notes are an integral part of the financial statements.

NIGHTDRAGON ACQUISITION CORP.
STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from December 8, 2020 (inception) through December 31,
	2021	2020
General and administrative expenses	$1,491,240	$5,000

Loss from operations	(1,491,240)	(5,000)
Other income:
Interest earned on marketable securities held in Trust Account	30,690	—
Change in fair value of warrant liability	4,346,302	—
Transaction costs incurred in connection with warrant liabilities	(579,585)	—
Compensation expense — warrants	(30,861)	—

Other income, net	3,766,546	—

Net income (loss)	$2,275,306	$(5,000)

Basic and diluted weighted average shares outstanding, Class A common stock	29,401,562	—

Basic and diluted net income per share, Class A common stock	$0.06	$—

Basic weighted average shares outstanding, Class B common stock	8,430,822	7,500,000

Basic net income (loss) per share, Class B common stock	$0.06	$(0.00)

Diluted weighted average shares outstanding, Class B common stock	8,625,000	—

Diluted net income per share, Class B common stock	$0.06	$—

The accompanying notes are an integral part of the financial statements.

NIGHTDRAGON ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’
	Shares	Amount	Shares	Amount			Equity (Deficit)
Balance – December 8, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Common Stock to Sponsor	—	—	8,625,000	86	24,914	—	25,000
Net loss	—	—	—	—	—	(5,000)	(5,000)

Balance – December 31, 2020	—	$—	8,625,000	$86	$24,914	$(5,000)	20,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,064,404)	(19,157,532)	(29,221,936)
Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500
Net income	—	—	—	—	—	2,275,306	2,275,306

Balance – December 31, 2021	1,035,000	$10	8,625,000	$86	$—	$(16,887,226)	$(16,887,130)

The accompanying notes are an integral part of the financial statements.

6
2

NIGHTDRAGON ACQUISITION CORP.
STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from December 8, 2020 (inception) through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,275,306	$(5,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(30,690)	—
Change in fair value of warrant liability	(4,346,302)	—
Transaction costs associated with Initial Public Offering	579,585	—
Compensation expense	30,861	—
Changes in operating assets and liabilities:
Prepaid expenses	(740,468)	—
Accrued expenses	486,165	5,000

Net cash used in operating activities	(1,745,543)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)	—

Net cash used in investing activities	(345,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000	—
Proceeds from sale of Private Placement Units	10,350,000	—
Proceeds from promissory note – related party	188,890	—
Repayment of promissory note – related party	(188,890)	—
Payment of offering costs	(626,538)	—

Net cash provided by financing activities	347,823,462	25,000

Net Change in Cash	1,077,919	25,000
Cash – Beginning	25,000	—

Cash – Ending	$1,102,919	$25,000

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$305,000

Accretion for initial redemption value	$29,221,936	$—

Deferred underwriting fee payable	$12,075,000	$—

(1)	As restated for Class A common stock subject to redemption
The accompanying notes are an integral part of the financial statements.

6
3

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
As of December 31, 2021, the Company had not commenced any operations. All activity from inception through December 31, 2021 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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

6
4

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
The Company’s Sponsor has agreed (a) to vote its shares of Class B common stock, Private Placement Shares (as defined in Note5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination; (b) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business
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

6
5

Liquidity and Going Concern
As of December 31, 2021, the Company had $1,102,919 in its operating bank accounts, $345,030,690 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $1,295,986.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023 to consummate a Business Combination, or June 4, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 4, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company held cash on hand of $1,102,919 on December 31, 2021. The company held $25,000 in cash and cash equivalents at December 31, 2020.

6
6

Marketable Securities Held in Trust Account
At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Accordingly, as of December 31, 2021, offering costs in the aggregate of $19,021,953 are included in the accretion for Class A common stock subject to redemption amount and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At December 31, 2021, the Class A common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,199,983)
Class A common stock issuance costs	(19,021,953)
Plus:
Accretion of carrying value to redemption value	29,221,936

Class A common stock subject to possible redemption	$345,000,000

Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”), ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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

6
7

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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from December 8, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,768,262	$507,044	$—	$(5,000)
Denominator:
Basic weighted average shares outstanding	29,401,562	8,430,822	—	7,500,000
Basic and diluted net income (loss) per common stock	$0.06	$0.06	$—	$(0.00)

	Year Ended December 31, 2021		For the Period from December 8, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,759,232	$516,074	$—	$—
Denominator:
Diluted weighted average shares outstanding	29,401,562	8,625,000	—	—
Diluted net income per common stock	$0.06	$0.06	$—	$—
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

6
8

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11)
.
Fair Value Measurements
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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
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
6
9

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
Promissory Note – Related Party
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
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non
-interest
basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units. As of December 31, 2021 and 2020 there were no amounts outstanding under the Working Capital Loans.
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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per SCALE Unit, or $12,075,000. As a result of the underwriters’ election to fully exercise their over-allotment option on March 4, 2021, the underwriters are entitled to a deferred fee of $12,075,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement
.
NOTE 7. CLASS A COMMON STOCK
SUBJECT
TO POSSIBLE REDEMPTION
Class
 A Common Stock
–The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, including Class A common stock subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.
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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.00001 per share. At December 31, 2021 and 2020, there were 8,625,000 shares of Class B common stock issued and outstanding.
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

7
2

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
NOTE 10. INCOME TAX
The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liability)
Net operating loss carryforward	$32,945	$1,050
Startup/Organization Expenses	273,770	—

Total deferred tax assets (liability)	306,715	1,050
Valuation Allowance	(306,715)	(1,050)

Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(305,665)	(1,050)
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	305,665	1,050

Income tax provision	$—	$—

As of December 31, 2021, the Company had a U.S. federal net operating loss of $156,881 to offset future taxable income. As of December 31, 2020, the Company did not have any of U.S. federal and state net operating loss carryovers available to offset future taxable income. Federal net operating loss can be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $305,665. For the period from December 8, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $1,050.

7
3

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Deferred tax liability change in rate
Change in fair value of warrants	40.11%	0.00%
Transaction costs allocated to warrants	5.35%	0.00%
Fair value of private warrant liability in excess of proceeds	0.28%	0.00%
Prior year true up of tax carryover	0.04%	0.00%
Meals and entertainment	0.00%	0.00%
Valuation allowance	13.40%	(21.00)%

Income tax provision	0.00%	0.00%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination. The Company considers California to be a significant state tax jurisdiction.
NOTE 11. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$345,030,690
Liabilities:
Warrant Liability – Public Warrants	1	$6,003,000
Warrant Liability – Private Placement Warrants	3	$192,042
The Warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities on our accompanying December 31, 2021 balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
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
The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

Input:	December 31, 2021	March 4, 2021 (Initial Measurement)
Risk-free interest rate	1.12%	0.67%
Expected term (years)	4.17	5.0
Expected volatility	17.40%	33.2%
Exercise price	$11.50	$11.50
Fair value of Units	$9.75	$9.70
The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	(149,319)	(401,983)	(551,302)
Transfer to Level 1 on June 30, 2021	—	(9,798,000)	(9,798,000)
Fair value as of December 31, 2021	$192,042	$—	$192,042

7
4

Transfers to/from Levels 1 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement at the time of transfer on June 30, 2021 was $9,798,000.
NOTE 12. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in
the financial statements.

7
5

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company	S-1	333-252909	3.1	February 9, 2021

3.2	Amended and Restated Bylaws of the Company, effective as of March 4, 2021	8-K	001-40108	3.1	March 4, 2021

4.1	Specimen Unit Certificate	S-1/A	333-252909	4.1	February 24, 2021

4.2	Specimen Class A Common Stock Certificate	S-1/A	333-252909	4.2	February 24, 2021

4.3	Specimen Warrant Certificate (included in Exhibit 4.4)	S-1/A	333-252909	4.3	February 24, 2021

4.4	Warrant Agreement, dated March 1, 2021, by and between the Company and AST, as warrant agent	8-K	001-40108	4.1	March 4, 2021

4.5*	Description of Securities

10.1	Form of Indemnification Agreement	S-1/A	333-252909	10.6	February 24, 2021

10.2	Promissory Note issued in favor of NightDragon Acquisition Sponsor, LLC, dated January 6, 2021	S-1	333-252909	10.7	February 9, 2021

10.3	Amendment to Promissory Note issued in favor of NightDragon Acquisition Sponsor, LLC, dated January 13, 2021	S-1	333-252909	10.8	February 9, 2021

10.4	Letter Agreement, dated March 1, 2021, by and among the Company, its officers, directors and advisors, and the Sponsor	8-K	001-40108	10.1	March 4, 2021

10.5	Investment Management Trust Agreement, dated March 1, 2021, by and between the Company and AST, as trustee	8-K	001-40108	10.2	March 4, 2021

10.6	Registration and Stockholder Rights Agreement, dated March 1, 2021, by and among the Company, the Sponsor and the holders party thereto	8-K	001-40108	10.3	March 4, 2021

10.7	Securities Subscription Agreement, dated December 14, 2020, between the Registrant and NightDragon Acquisition Sponsor, LLC	S-1	333-252909	10.3	February 9, 2021

10.8	Unit Subscription Agreement, dated March 1, 2021, between the Registrant and NightDragon Acquisition Sponsor, LLC	8-K	001-40108	10.4	March 4, 2021

24.1	Power of Attorney (included in signature page).

31.1*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) /15(d)-14(a) Certification of Principal Financial Officer.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Indicates a management or compensatory plan.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 30, 2022	NightDragon Acquisition Corp.

/s/ Morgan Kyauk
Morgan Kyauk
Chief Executive Officer and Corporate Secretary
POWER OF ATTORNEY
Each person whose signature appears below hereby constitutes and appoints Morgan Kyauk, Steve Simonian and David G. DeWalt, and each of them severally, as his or her true and lawful attorneys-in-fact
and agents, with full power to act without the other and with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director and/or officer of NightDragon Acquisition Corp.) to sign any and all amendments and supplements to this report, and any and all other instruments necessary or incidental in connection herewith, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Morgan Kyauk Morgan Kyauk	Chief Executive Officer and Corporate Secretary (Principal Executive Officer)	March 30, 2022

/s/ Steve Simonian Steve Simonian	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022

/s/ David G. DeWalt David G. DeWalt	Director and Chairman of the Board of Directors	March 30, 2022

/s/ Mark Garrett Mark Garrett	Director and Vice Chairman of the Board of Directors	March 30, 2022

/s/ Kenneth Gonzalez Kenneth Gonzalez	Director	March 30, 2022

/s/ Barbara Massa Barbara Massa	Director	March 30, 2022