Form 10-Q
period 2022-03-31
NightDragon Acquisition Corp.
filed 2022-05-13
CIK 1837067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No.:001-40108

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 13, 2022, there were 35,535,000 shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Summary of Risk Factors
The occurrence of one or more of the events or circumstances described in this section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Our risk factors are not guarantees that no such conditions exist at this time and should not be interpreted as an affirmative statement that such risk or conditions have not materialized, in whole or in part. Such risks include, but are not limited to:

•	We are a recently incorporated company with a limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	There is substantial doubt about our ability to continue as a “going concern.”

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

•
Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NIGHTDRAGON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$784,438	$1,102,919
Prepaid expenses	626,422	634,687

Total Current Assets	1,410,860	1,737,606
Long term portion of prepaid insurance	—	105,781
Marketable securities held in Trust Account	345,063,493	345,030,690

TOTAL ASSETS	$346,474,353	$346,874,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$500,656	$491,165

Total Current Liabilities	500,656	491,165
Warrant Liabilities	3,412,828	6,195,042
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	15,988,484	18,761,207

Commitments
Class A common stock subject to possible redemption 34,500,000 shares at redemption value	345,000,000	345,000,000
Stockholders’ Deficit
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 1,035,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	10	10
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	86	86
Additional paid-in capital	—	—
Accumulated deficit	(14,514,227)	(16,887,226)

Total Stockholders’ Deficit	(14,514,131)	(16,887,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,474,353	$346,874,077

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
General and administrative expenses	$442,018	$121,235

Loss from operations	(442,018)	(121,235)
Other income (expense):
Interest earned on marketable securities held in Trust Account	32,803	6,441
Change in fair value of warrant liabilities	2,782,214	(638,925)
Transaction costs incurred in connection with warrant liabilities	—	(579,585)

Other income (expense), net	2,815,017	(1,212,069)

Net income (loss)	$2,372,999	$(1,333,304)

Basic and diluted weighted average shares outstanding, Class A common stock	35,535,000	10,660,500

Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.07)

Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	7,837,500

Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.07)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance—January 1, 2022	1,035,000	$10	8,625,000	$86	$—	$(16,887,226)	$(16,887,130)
Net income	—	—	—	—	—	2,372,999	2,372,999

Balance—March 31, 2022	1,035,000	$10	8,625,000	$86	$—	$(14,514,227)	$(14,514,131)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	8,625,000	$86	$24,914	$(5,000)	$20,000
Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(10,064,404)	(19,157,532)	(29,221,936)
Net loss	—	—	—	—	—	(1,333,304)	(1,333,304)

Balance—March 31, 2021	1,035,000	$10	8,625,000	$86	$—	$(20,495,836)	$(20,495,740)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$2,372,999	$(1,333,304)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(32,803)	(6,441)
Change in fair value of warrant liabilities	(2,782,214)	(638,925)
Transaction costs associated with Initial Public Offering	—	579,585
Changes in operating assets and liabilities:
Prepaid expenses	114,046	(1,216,484)
Accrued expenses	9,491	55,080

Net cash used in operating activities	(318,481)	(1,282,639)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Units	—	10,350,000
Proceeds from promissory note – related party	—	188,890
Repayment of promissory note –related party	—	(188,890)
Payment of offering costs	—	(210,217)

Net cash provided by financing activities	—	348,239,783

Net Change in Cash	(318,481)	1,957,144
Cash – Beginning of period	1,102,919	25,000

Cash – End of period	$784,438	$1,982,144

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$111,321

Initial classification of warrant liability	$—	$319,504,256

Deferred underwriting fee payable	$—	$10,541,344

Initial classification of common stock subject to possible redemption	$—	$345,000,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity from inception through March 31, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
MARCH 31, 2022
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $784,438 in its operating bank accounts, $345,063,493 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $973,697.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statement. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.
Management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one year from the issuance date of the condensed financial statement. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued condensed financial statements has been alleviated.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 30, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Accordingly, as of March 31,
2021
,
offering costs in the aggregate of $19,021,953 are included in the accretion for Class A common stock subject to redemption amount and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(10,199,983)
Class A common stock issuance costs	(19,021,953)
Plus:
Remeasurement of carrying value to redemption value	$29,221,936

Class A common stock subject to possible redemption	$345,000,000

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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, due to the change in fair value of warrants, transaction costs incurred in connection with warrant liabilities and the valuation allowance recorded on the Company’s net operating losses.
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
MARCH 31, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss)
per
common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,909,523	$463,476	$(768,390)	$(564,914)
Denominator:
Basic and diluted weighted average shares outstanding	35,535,000	8,625,000	10,660,500	7,837,500

Basic and diluted net income (loss) per common stock	$0.05	$0.05	$(0.07)	$(0.07)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 11).
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Recent Accounting Standards
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3. PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 34,500,000 SCALE Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 4,500,000 SCALE Units, at a purchase price of $10.00 per SCALE Unit. Each SCALE Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest
basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units. As of March 31, 2022 and December 31, 2021 there were no amounts outstanding under the Working Capital Loans.
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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
–
The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 1,035,000 Class A common stock shares issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.
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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.00001 per share. At March 31, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
a30-tradingday
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
MARCH 31, 2022
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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$345,063,493	1	$345,030,690
Liabilities:
Warrant Liability – Public Warrants	1	$3,312,000	1	$6,003,000
Warrant Liability – Private Placement Warrants	3	$100,828	3	$192,042
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
As of March 4, 2021 (closing date of the Initial Public Offering), the Warrants were initially valued using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants, which are considered to be Level 3 fair value measurements. The model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NDACW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Warrants as of each relevant date. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are still classified as Level 3 as the Private Placement Warrants continue to be valued using a Modified Black Scholes model.
The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

			June 11, 2021
	March 31, 2022	December 31, 2021	Initial Measurement)
Risk-free interest rate	2.44%	1.12%	0.67%
Expected term (years)	3.92	4.17	5.0
Expected volatility	9.80%	17.40%	33.2%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$9.77	$9.75	$9.70

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table presents the changes in the fair value of level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	(149,319)	(401,983)	(551,302)
Transfer to Level 1 on June 30, 2021	—	(9,798,000)	(9,798,000)

Fair value as of December 31, 2021	192,042	—	192,042
Change in fair value	(91,214)	—	(91,214)

Fair value as of March 31, 2022	$100,828	$—	$100,828
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account, or the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $2,372,999 which consists of the change in fair value of warrant liabilities of $2,782,214 and interest earned on marketable securities held in the Trust Account of $32,803 offset by general and administrative expenses of $442,018.
For the three months ended March 31, 2021, we had net loss of $1,333,304, which consists of general and administrative expenses of $121,235, the change in fair value of warrant liabilities of $638,925, transaction costs associated with the Initial Public Offering of $579,585, offset by interest earned on marketable securities held in the Trust Account of $6,441.
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
For the three months ended March 31, 2022, cash used in operating activities was $318,481. Net income of $2,372,999 was affected by change in fair value of warrant liabilities of $2,782,214, and interest income on marketable securities held in the Trust Account of $32,803. Changes in operating assets and liabilities provided $123,537 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $1,282,639. Net loss of $1,333,304 was affected by change in fair value of warrant liabilities of $638,925, transaction costs associated with the Initial Public Offering of $579,585, and interest earned marketable securities held in the Trust Account of $6,441. Changes in operating assets and liabilities used $1,161,404 of cash for operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $345,063,493 (including approximately $63,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of March 31, 2022, we had cash of $784,438. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.
Liquidity and Going Concern
We may need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to loan us additional funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain such additional financing. If we are unable to raise such additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A Common Stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
There is substantial doubt about our ability to continue as a “going concern.”
As of March 31, 2022, we had $784,438 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 4, 2023, or June 4, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 4, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
Pursuant to a letter agreement, our sponsor and our directors, officers and advisors have agreed to vote all of their shares of our common stock (whether acquired before, in connection with or after our initial public offering, including in open market and privately negotiated transactions) in favor of our initial business combination. As of March 15, 2022, our sponsor owns shares of our common stock that represent, on an as-converted
to Class A common stock basis, approximately 21.9% of the combined voting power of our issued and outstanding shares of Class A common stock

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
and on March 11, 2020, the World Health Organization characterized the
COVID-19
outbreak as a “pandemic.” The
COVID-19
pandemic has resulted in, and other infectious diseases could result in, a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may also be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if
COVID-19
causes a prolonged economic downturn. The effects of the
COVID-19
pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. Although certain governmental entities have begun to ease
COVID-19
related restrictions, caseloads continue to fluctuate in various parts of the world. New variants and subvariants of the virus, outbreaks of existing strains of the virus and the continued efficacy of available vaccines creates uncertainty which can adversely affect economic conditions, supply chains, the availability of capital and, ultimately, our ability to consummate a business combination.

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
Our search for a business combination, and any target business with which we may ultimately consummate a business combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization, or NATO, deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.
Any of the factors described above, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this “Risk Factors” section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.
In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.
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
On March 30, 2022, the SEC issued proposed rules (which we refer to as the 2022 Proposed Rules) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules would provide a safe harbor for SPACs from the definition of “investment company” under Section 3 (a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Moreover, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for a business combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
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
In particular, the 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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
(as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) upon the consummation of our initial business combination, or the Combination Closing Vesting. If prior to the ten year anniversary of our initial business combination the closing price of our Class A common stock equals or exceeds one or more of the per share price targets described below, one-quarter
of the shares of Class B common stock outstanding as of immediately prior to the closing of the initial business combination will, upon such target achievement, automatically convert into Class A common stock ona1-for-1basis(as
adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like):

•
$12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period, or the First Price Vesting;

•
$15.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period, or the Second Price Vesting; and

•
$20.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period, or the Third Price Vesting.

For example, if following the consummation of our initial business combination the closing price of our Class A common stock equals or exceeds $15.00 but does not equal or exceed $20.00 for 20 trading days within
a30-tradingday
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
Under the DGCL, in certain circumstances, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including
a60-daynotice
period during which any third-party claims can be brought against the corporation and
a90-dayperiod
during which the corporation may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the 24th month after the closing of our initial public offering, or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering, in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 280,000,000 shares of Class A common stock, par value $0.00001 per share, 20,000,000 shares of Class B common stock, par value $0.00001 per share and 1,000,000 shares of preferred stock, par value $0.00001 per share. Immediately after our initial public offering, there were 244,465,000 and 12,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants and shares issuable upon conversion of the Class B common stock, if any. As of the date of this report, there are no shares of preferred stock issued and outstanding. The shares of Class B common stock will convert into shares of our Class A common stock based on the occurrence of certain triggering events, one of which will occur upon the consummation of our initial business combination, three of which will be based on shares of our Class A common stock trading at $12.00, $15.00 and $20.00 per share for 20 trading days within
a30-daytrading
period following our initial business combination, and one of which will be based upon a specified strategic transaction following our initial business combination if the effective price per share of our Class A common stock is at least equal to $12.00 in such transaction, in each case prior to the 10th anniversary of our initial business combination, as described in the description of securities filed as Exhibit 4.5 to our Annual Report on Form
10-K
for the fiscal year ended December 31, 2022. Notwithstanding the foregoing, all Class B common stock that is issued and outstanding on the 10th anniversary of our initial business combination will be automatically forfeited.
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
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and directors is engaged in other business endeavors for which he or she may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For additional information regarding our officers’ and directors’ other business affairs, please see the section of Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 titled “Directors, Executive Officers and Corporate Governance.”

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
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our sponsor, who beneficially owns, on an as-converted
to Class A common stock basis, approximately 21.9% of our shares of Class A common stock as of March 15, 2022, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

As described elsewhere in this Quarterly Report, in connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a material misstatement of our balance sheet as of March 4, 2021, March 31, 2021 and June 30, 2021, as well on our Statements of Operations, Statements of Stockholder’s Equity and Statements of Cash Flows for the Quarterly Reports on Form
10-Q
issued for the periods ended March 30, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO and our Quarterly Reports on Form
10-Q,
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
ASC480-10-S99-3Ato
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
As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of March 31, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures.”
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
For additional information regarding our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 titled “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.”
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
In light of the involvement of our sponsor, officers, directors and advisors with other entities, we may decide to acquire one or more businesses with which our sponsor or one or more of our officers or directors is affiliated or in which they or their affiliates have invested or have an economic interest. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described under the respective biographies listed in Part I, Item 1 of our Annual Report on Form
10-K
for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 30, 2022 titled “Business—Key Members of Management and Board.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated or have an investment or economic interest, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section of our final prospectus filed with the Securities and Exchange Commission on March 2, 2021 titled “Proposed Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. We may take other appropriate steps consistent with Delaware law to address any potential conflicts of interest. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of an initial business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors, advisors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.
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
On May 28, 2021, we received a notice, or the Notice, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form10-Qfor the period ended March 31, 2021 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On June 11, 2021, we filed our Form10-Qfor the period ended March 31, 2021 and regained compliance with the Rule. We were unable to file this Quarterly Report on Form
10-Q
for the period ended March 31, 2022 by the initial deadline of November 15, 2021, due to the reasons described in the Notification of Late Filing on Form
12b-25,
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
Our sponsor owns shares of our common stock that represent, on an as-converted
to Class A common stock basis, approximately 21.9% of our outstanding capital stock as of March 15, 2022.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report
onForm10-Q.

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

*
The Certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form
10-Q
are deemed furnished, but not filed, with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on
Form10-Q,irrespective
of any general incorporation language contained in such filing.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIGHTDRAGON ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Morgan Kyauk
	Name:	Morgan Kyauk
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Steve Simonian
	Name:	Steve Simonian
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)