Form 10-Q
period 2022-06-30
NightDragon Acquisition Corp.
filed 2022-08-12
CIK 1837067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
As of August 5, 2022, there
 were 35,535,000

shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NIGHTDRAGON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$541,923	$1,102,919
Prepaid expenses	452,875	634,687

Total Current Assets	994,798	1,737,606
Long term portion of prepaid insurance	—	105,781
Marketable securities held in Trust Account	345,520,822	345,030,690

TOTAL ASSETS	$346,515,620	$346,874,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$337,657	$491,165
Income taxes payable	48,983	—

Total Current Liabilities	386,640	491,165
Warrant Liabilities	1,920,969	6,195,042
Deferred underwriting fee payable	12,075,000	12,075,000

Total Liabilities	14,382,609	18,761,207

Commitments
Class A common stock subject to possible redemption (34,500,000 shares at redemption value)	345,261,619	345,000,000
Stockholders’ Deficit
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 1,035,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	10	10
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	86	86
Additional paid-in capital	—	—
Accumulated deficit	(13,128,704)	(16,887,226)

Total Stockholders’ Deficit	(13,128,608)	(16,887,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$346,515,620	$346,874,077

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$253,063	$414,731	$695,081	$535,966

Loss from operations	(253,063)	(414,731)	(695,081)	(535,966)
Other income (expense):
Interest earned on marketable securities held in Trust Account	457,329	12,521	490,132	18,962
Change in fair value of warrant liabilities	1,491,859	998,154	4,274,073	390,090
Transaction costs incurred in connection with warrant liabilities	—	—	—	(579,585)
Compensation expenses – warrants	—	—	—	(30,861)

Total Other income (expense), net	1,949,188	1,010,675	4,764,205	(201,394)
Income (Loss) before provision for income taxes	1,696,125	595,944	4,069,124	(737,360)
Provision for income taxes	(48,983)	—	(48,983)	—

Net income (loss)	$1,647,142	$595,944	$4,020,141	$(737,360)

Weighted average shares outstanding, Class A common stock	35,535,000	35,535,000	35,535,000	23,166,464

Basic and diluted net income (loss) per share, Class A common stock	$0.04	$0.01	$0.09	$(0.02)

Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,233,425

Basic and diluted net income (loss) per share, Class B common stock	$0.04	$0.01	$0.09	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance — January 1, 2022	1,035,000	$10	8,625,000	$86	$—	$(16,887,226)	$(16,887,130)
Net income	—	—	—	—	—	2,372,999	2,372,999

Balance —March 31, 2022	1,035,000	10	8,625,000	86	—	(14,514,227)	(14,514,131)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(261,619)	(261,619)
Net income	—	—	—	—	—	1,647,142	1,647,142

Balance —June 30, 2022	1,035,000	$10	8,625,000	$86	$—	$(13,128,704)	$(13,128,608)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	8,625,000	$86	$24,914	$(5,000)	$20,000
Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(10,064,404)	(19,157,532)	(29,221,936)
Net loss	—	—	—	—	—	(1,333,304)	(1,333,304)

Balance — March 31, 2021	1,035,000	10	8,625,000	86	—	(20,495,836)	(20,495,740)
Net income	—	—	—	—	—	595,944	595,944

Balance — June 30, 2021	1,035,000	$10	8,625,000	$86	$—	$(19,899,892)	$(19,899,796)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,020,141	$(737,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(490,132)	(18,962)
Change in fair value of warrant liabilities	(4,274,073)	(390,090)
Transaction costs associated with Initial Public Offering	—	579,585
Compensation expense		30,861
Changes in operating assets and liabilities:
Prepaid expenses	287,593	(1,086,812)
Accrued expenses	(153,508)	(187,196)
Income taxes payable	48,983	—

Net cash used in operating activities	(560,996)	(1,809,974)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Units	—	10,350,000
Proceeds from promissory note – related party	—	188,890
Repayment of promissory note – related party	—	(188,890)
Payment of offering costs	—	(210,217)

Net cash provided by financing activities	—	348,239,783

Net Change in Cash	(560,996)	1,429,809
Cash – Beginning of period	1,102,919	25,000

Cash – End of period	$541,923	$1,454,809

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$111,321

Initial classification of Class A common stock subject to possible redemption	$—	$345,000,000

Accretion for Class A common shares to redemption amount	$261,619	$—

Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity from inception through June 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $541,923 in its operating bank account, $345,520,822 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital of $888,040.
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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statement. The condensed financial statements does not include any adjustments that might result from the outcome of this uncertainty.
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
JUNE 30, 2022
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.
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
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Accordingly, as of June 30, 2022, offering costs in the aggregate of $19,021,953 are included in the accretion for Class A common stock subject to redemption amount and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	$(10,199,983)
Class A common stock issuance costs	(19,021,953)
Plus:
Remeasurement of carrying value to redemption value	$29,221,936

Class A common stock subject to possible redemption, December 31, 2021	$345,000,000
Plus:
Remeasurement of carrying value to redemption value	261,619

Class A common stock subject to possible redemption, June 30, 2022	$345,261,619

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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740-270-25-2 requires that an annual effective tax rate be determined, and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 2.89% and 0.00% for the three months ended June
3
0, 2022 and 2021, respectively, and 1.20% and 0.00% for the six months ended June 30, 2022 and June 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, change in fair value of the convertible note, change in fair value of the extension loan, gain or loss on redemption of Class A shares.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$1,325,435	$321,707	$479,549	$116,395	$3,234,957	$785,184	$(544,015)	$(193,345)
Denominator:
Basic and diluted weighted average shares outstanding	35,535,000	8,625,000	35,535,000	8,625,000	35,535,000	8,625,000	23,166,464	8,233,425

Basic and diluted net income (loss) per common stock	$0.04	$0.04	$0.01	$0.01	$0.09	$0.09	$(0.02)	$(0.02)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).
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
JUNE 30, 2022
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on a non-interest
basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units. As of June 30, 2022 and December 31, 2021 there were no amounts outstanding under the Working Capital Loans.
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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
–
The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,035,000 Class A common stock shares issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.00001 per share. At June 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
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
JUNE 30, 2022
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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022		December 31, 2021
	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$345,520,822	1	$345,030,690
Liabilities:
Warrant Liability – Public Warrants	1	$1,863,000	1	$6,003,000
Warrant Liability – Private Placement Warrants	3	$57,969	3	$192,042
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
As of March 4, 2021 (closing date of the Initial Public Offering), the Warrants were initially valued using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants, which are considered to be Level 3 fair value measurements. The model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 4, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The subsequent measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market under the ticker NDACW. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrants was used as the fair value of the Warrants as of each relevant date. The subsequent measurement of the Private Placement Warrants after the detachment of the Public Warrants from the Units is still classified as Level 3 as the Private Placement Warrants continue to be valued using a Modified Black Scholes model.
The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

	June 30, 2022	December 31, 2021	June 11, 2021 Initial Measurement
Risk-free interest rate	3.00%	1.12%	0.67%
Expected term (years)	3.67	4.17	5.00
Expected volatility	6.65%	17.40%	33.20%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$9.75	$9.75	$9.70

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	(149,319)	(401,983)	(551,302)
Transfer to Level 1 on June 30, 2021	—	(9,798,000)	(9,798,000)

Fair value as of December 31, 2021	192,042	—	192,042
Change in fair value	(91,214)	—	(91,214)

Fair value as of March 31, 2022	100,828	$—	100,828
Change in fair value	(42,859)	—	(42,859)

Fair value as of June 30, 2022	$57,969	$—	$57,969

Transfers to and from Levels 1 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement at the time of transfer on June 30, 2021 was $9,798,000. There were no such transfers during the six months ended June 30, 2022.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the trust account, or the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $1,647,142 which consists of the change in fair value of warrant liabilities of $1,491,859 and interest earned on marketable securities held in the Trust Account of $457,329, offset by general and administrative expenses of $253,063 and provision for income taxes of $48,983.
For the six months ended June 30, 2022, we had a net income of $4,020,141 which consists of the change in fair value of warrant liabilities of $4,274,073 and interest earned on marketable securities held in the Trust Account of $490,132, offset by general and administrative expenses of $695,081 and provision for income taxes of $48,983.
For the three months ended June 30, 2021, we had a net income of $595,944 which consists of change in fair value of warrant liability of $998,154 and interest earned on marketable securities held in the Trust Account of $12,521, offset by the general and administrative expenses of $414,731.
For the six months ended June 30, 2021, we had a net loss of $737,360 which consists of general and administrative expenses of $535,966, transaction costs associated with the Initial Public Offering of $579,585 and compensation expense of $30,861, offset by the change in fair value of warrant liability of $390,090 and interest earned on marketable securities held in the Trust Account of $18,962.
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
For the six months ended June 30, 2022, cash used in operating activities was $560,996. Net income of $4,020,141 was affected by change in fair value of warrant liabilities of $4,274,073, and interest income on marketable securities held in the Trust Account of $490,132. Changes in operating assets and liabilities provided $183,068 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $1,809,974. Net loss of $737,360 was affected by interest income on marketable securities held in the Trust Account of $18,962, change in fair value of warrant liability of $390,090, transaction costs associated with the Initial Public Offering of $579,585 and compensation expense of $30,861. Changes in operating assets and liabilities used $1,274,008 of cash for operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $345,520,822 (including approximately $520,000 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we have not withdrawn any interest earned from the Trust Account.
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
As of June 30, 2022, we had cash of $541,923. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth-
due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (the “FASB”)’s Accounting Standards Update
(“ASU”)2014-15,“Disclosures
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
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
As of June 30, 2022, we had $541,923 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 4, 2023, or June 4, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 4, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
Pursuant to a letter agreement, our sponsor and our directors, officers and advisors have agreed to vote all of their shares of our common stock (whether acquired before, in connection with or after our initial public offering, including in open market and privately negotiated transactions) in favor of our initial business combination. As of June 15, 2022, our sponsor owns shares of our common stock that represent, on an as-converted
to Class A common stock basis, approximately 21.9% of the combined voting power of our issued and outstanding shares of Class A common stock

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
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. In addition, escalating tensions between Russia and Ukraine and any continuing military incursion of Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate an initial business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial
business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our sponsor, who beneficially owns, on an as-converted
to Class A common stock basis, approximately 21.9% of our shares of Class A common stock as of June 15, 2022, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial
business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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
After consultation with our independent registered public accounting firm following the issuance of the SEC Staff Statement on April 12, 2021, our management and audit committee concluded that, in light of the SEC Staff Statement, our audited balance sheet as of March 4, 2021 filed as Exhibit 99.1 to our Current Report on Form
8-K
filed with the SEC on March 10, 2021, as restated pursuant to the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 filed with the SEC on June 11, 2021 (the “Current Report”) (the “Q1 Form
10-Q”)should
no longer be relied upon due to changes required to reclassify the warrants as liabilities to align with the SEC Staff Statement.
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

As described elsewhere in this Quarterly Report, in connection with the Company’s Initial Public Offering, the Company accounted for a portion of the proceeds received from the offering as stockholders’ equity. Following the SEC’s guidance on this issue, management has identified errors in its historical financial statements and performed a quantitative assessment under SAB 99 concluding a restatement of the financial statements is required to reclassify such amounts as Class A common stock subject to possible redemption and a material weakness in our internal controls over financial reporting. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective. This material weakness resulted in a material misstatement of our balance sheet as of March 4, 2021, March 31, 2021 and June 30, 2021, as well on our Statements of Operations, Statements of Stockholder’s Equity and Statements of Cash Flows for the Quarterly Reports on Form
10-Q
issued for the periods ended March 30, 2021 and June 30, 2021. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our IPO and our Quarterly Reports on Form
10-Q,see
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
As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of June 30, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures.”
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
On May 28, 2021, we received a notice, or the Notice, from the Listing Qualifications Department of Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), or the Rule, because we did not timely file our Form
10-Q
for the period ended March 31, 2021 with the SEC. The Rule requires listed companies to timely file all required periodic financial reports with the SEC. On June 11, 2021, we filed our Form
10-Q
for the period ended March 31, 2021 and regained compliance with the Rule. We were unable to file Quarterly Report on Form
10-Q
for the period ended March 31, 2022 by the initial deadline of May 14, 2021, due to the reasons described in the Notification of Late Filing on Form
12b-25,
filed with the SEC on May 17, 2021. We again fell out of compliance with the Rule because we did not timely file our Form 10-Q for the period ended September 30, 2021 with the SEC. On November 22, 2021, we filed our Form 10-Q for the period ended September 30, 2021 and regained compliance with the Rule. We were unable to file the Quarterly Report on Form 10-Q for the period ended September 30, 2021 by the initial deadline of November 15, 2021 due to the reasons described in the Notification of Late Filing on Form 12b-25, filed with the SEC on November 16, 2021. While we were able to file these Quarterly Reports on Form
10-Q
within the extension periods provided pursuant to SEC rules, there can be no assurance that we will be able to remain in compliance with the Rule or with other Nasdaq listing requirements in the future. If we are unable to remain in compliance with the Rule or with any of the other continued listing requirements, Nasdaq may take steps to delist our securities, which could have adverse results, as described above in: “—Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.”
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
Our sponsor owns shares of our common stock that represent, on an as-converted
to Class A common stock basis, approximately 21.9% of our outstanding capital stock as of June 15, 2022.
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

NIGHTDRAGON ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Morgan Kyauk
	Name:	Morgan Kyauk
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Steve Simonian
	Name:	Steve Simonian
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)