Form 10-Q
period 2022-09-30
NightDragon Acquisition Corp.
filed 2022-11-14
CIK 1837067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
As of November 14, 2022, there were
35,535,000 shares of Class A common stock, $0.00001 par value per share, and 8,625,000 shares of Class B common stock, $0.00001 par value per share, issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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

•	We may be subject to excise taxes pursuant to the Inflation Reduction Act of 2022 if we liquidate, or if we redeem shares of our common stock, after December 31, 2022.

•	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

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

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements
NIGHTDRAGON ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$498,834	$1,102,919
Prepaid expenses	279,328	634,687
Prepaid income taxes	12,711	—

Total Current Assets	790,873	1,737,606
Long term portion of prepaid insurance	—	105,781
Marketable securities held in Trust Account	346,431,169	345,030,690

TOTAL ASSETS	$347,222,042	$346,874,077

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$458,375	$491,165
Income taxes payable	—	—

Total Current Liabilities	458,375	491,165
Warrant liability	690,000	6,195,042
Deferred underwriting fee payable	12,075,000	12,075,000

TOTAL LIABILITIES	13,223,375	18,761,207

Commitments
Class A common stock subject to possible redemption (34,500,000 shares at redemption value)	346,290,590	345,000,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.00001 par value; 280,000,000 shares authorized; 1,035,000 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption)	10	10
Class B common stock, $0.00001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	86	86
Additional paid-in capital	—	—
Accumulated deficit	(12,292,019)	(16,887,226)

TOTAL STOCKHOLDERS’ DEFICIT	(12,291,923)	(16,887,130)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$347,222,042	$346,874,077

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021
General and administrative expenses	$432,177	$522,957	$1,127,258	$1,058,923

Loss from operations	(432,177)	(522,957)	(1,127,258)	(1,058,923)
Other income (expense):
Interest earned on marketable securities held in Trust Account	1,337,170	4,439	1,827,302	23,401
Change in fair value of warrant liabilities	1,230,969	4,090,597	5,505,042	4,480,687
Transaction costs incurred in connection with warrant liabilities	—	—	—	(579,585)
Compensation expenses – warrants	—	—	—	(30,861)

Total Other income (expense), net	2,568,139	4,095,036	7,332,344	3,893,642
Income before provision for income taxes	2,135,962	3,572,079	6,205,086	2,834,719
Provision for income taxes	(270,306)	—	(319,289)	—

Net income	$1,865,656	$3,572,079	$5,885,797	$2,834,719

Weighted average shares outstanding, Class A common stock	35,535,000	35,535,000	35,535,000	27,638,333

Basic and diluted net income per share, Class A common stock	$0.04	$0.08	$0.13	$0.08

Weighted average shares outstanding, Class B common stock	8,625,000	8,625,000	8,625,000	8,375,000

Basic and diluted net income per share, Class B common stock	$0.04	$0.08	$0.13	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount
Balance — January 1, 2022	1,035,000	$10	8,625,000	$86	$—	$(16,887,226)	$(16,887,130)
Net income	—	—	—	—	—	2,372,999	2,372,999

Balance —March 31, 2022	1,035,000	10	8,625,000	86	—	(14,514,227)	(14,514,131)
Remeasurement of Class A Common Stock Subject To Redemption Value	—	—	—	—	—	(261,619)	(261,619)
Net income	—	—	—	—	—	1,647,142	1,647,142

Balance —June 30, 2022	1,035,000	10	8,625,000	86	—	(13,128,704)	(13,128,608)
Remeasurement of Class A Common Stock Subject To Redemption Value	—	—	—	—	—	(1,028,971)	(1,028,971)
Net income	—	—	—	—	—	1,865,656	1,865,656

Balance —September 30, 2022	1,035,000	$10	8,625,000	$86	$—	$(12,292,019)	$(12,291,923)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)

	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	8,625,000	$86	$24,914	$(5,000)	$20,000
Sale of 1,035,000 Private Placement Units	1,035,000	10	—	—	10,039,490	—	10,039,500
Remeasurement for Class A common stock to redemption amount	—	—	—	—	(10,064,404)	(19,157,532)	(29,221,936)
Net loss	—	—	—	—	—	(1,333,304)	(1,333,304)

Balance — March 31, 2021	1,035,000	10	8,625,000	86	—	(20,495,836)	(20,495,740)
Net income	—	—	—	—	—	595,944	595,944

Balance — June 30, 2021	1,035,000	10	8,625,000	86	—	(19,899,892)	(19,899,796)
Net income	—	—	—	—	—	3,572,079	3,572,079

Balance — September 30, 2021	1,035,000	$10	8,625,000	$86	$—	$(16,327,813)	$(16,327,717)

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,885,797	$2,834,719
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,827,302)	(23,401)
Change in fair value of warrant liabilities	(5,505,042)	(4,480,687)
Transaction costs associated with Initial Public Offering	—	579,585
Compensation expense		30,861
Changes in operating assets and liabilities:
Prepaid expenses	461,140	(913,641)
Prepaid income taxes	(12,711)
Accrued expenses	(32,790)	328,802
Income taxes payable	—	—

Net cash used in operating activities	(1,030,908)	(1,643,762)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	426,823	—
Investment of cash into Trust Account	—	(345,000,000)

Net cash provided by (used in) investing activities	426,823	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	338,100,000
Proceeds from sale of Private Placement Units	—	10,350,000
Proceeds from promissory note – related party	—	188,890
Repayment of promissory note – related party	—	(188,890)
Payment of offering costs	—	(621,538)

Net cash provided by financing activities	—	347,828,462

Net Change in Cash	(604,085)	1,184,700
Cash – Beginning of period	1,102,919	25,000

Cash – End of period	$498,834	$1,209,700

Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,000

Initial classification of Class A common stock subject to possible redemption	$—	$345,000,000

Remeasurement of Class A Common Stock to Redemption Value	$1,290,590	$29,221,936

Deferred underwriting fee payable	$—	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity from inception through September 30, 2022 relates to the Company’s formation, initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on March 4, 2021, an amount of $345,000,000 ($10.00 per SCALE Unit) from the net proceeds of the sale of the SCALE Units in the Initial Public Offering and the sale of the Private Placement SCALE Units was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions ofRule2a-7ofthe Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below except that interest earned on the Trust Account can be released to the Company to pay its tax obligations.
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
SEPTEMBER 30, 2022
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
Liquidity and Going Concern
As of September 30, 2022, the Company had $498,834 in its operating bank account, $346,431,169 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its Class A common stock in connection therewith and working capital deficit of $
473,077.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB
ASU2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 4, 2023 to consummate a Business Combination, or June 4, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 4, 2023. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension not requested by the Sponsor, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur and an extension is not requested by the Sponsor, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 4, 2023. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form
10-Q.
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
for the year ended December 31, 2021 as filed with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
SEPTEMBER 30, 2022
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
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Accordingly, as of September 30, 2022, offering costs in the aggregate of $19,021,953 are included in the accretion for Class A common stock subject to redemption amount and $579,585 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statements of operations.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(10,199,983)
Class A common stock issuance costs	(19,021,953)
Plus:
Remeasurement of carrying value to redemption value	29,221,936

Class A common stock subject to possible redemption, December 31, 2021	345,000,000
Plus:
Remeasurement of carrying value to redemption value	1,290,590

Class A common stock subject to possible redemption, September 30, 2022	$346,290,590

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
As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was -12.66% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and

-5.15
% and
0.00
% for the
nine
months ended September
30
,
2022
and
2021
, respectively. The effective tax rate differs from the statutory tax rate of
21
% for the
three
and
nine
months ended September
30
,
2022
and
2021
, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

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
Net income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 7,107,000 shares in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$1,501,270	$364,386	$2,874,407	$697,672	$4,736,227	$1,149,570	$2,175,497	$659,222
Denominator:
Basic and diluted weighted average shares outstanding	35,535,000	8,625,000	35,535,000	8,625,000	35,535,000	8,625,000	27,638,333	8,375,000

Basic and diluted net income per common stock	$0.04	$0.04	$0.08	$0.08	$0.13	$0.13	$0.08	$0.08

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
SEPTEMBER 30, 2022
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

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

Related Party Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds on anon-interest basis as may be required, with such loans referred to as Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into SCALE Units at a price of $10.00 per SCALE Unit. The SCALE Units would be identical to the Private Placement SCALE Units. As of September 30, 2022 and December 31, 2021 there were no amounts outstanding under the Working Capital Loans.
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
NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class
 A Common Stock
–
The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.00001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,035,000 Class A common stock shares issued and outstanding, excluding 34,500,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.
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
a30-tradingday
period (the “First Price Vesting”), $15.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
period (the “Second Price Vesting”) and $20.00 per share (as adjusted) for any 20 trading days within
a30-tradingday
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
NOTE 8. STOCKHOLDERS’ DEFICIT
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.00001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.00001 per share. At September 30, 2022 and December 31, 2021, there were 8,625,000 shares of Class B common stock issued and outstanding.

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
NOTE 10. FAIR VALUE MEASUREMENTS
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022		December 31, 2021

	Level	Amount	Level	Amount
Assets:
Marketable securities held in Trust Account	1	$346,431,169	1	$345,030,690
Liabilities:
Warrant Liability – Public Warrants	1	$690,000	1	$6,003,000
Warrant Liability – Private Placement Warrants	3	$—	3	$192,042
The Warrants were accounted for as liabilities in accordance with ASC815-40and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.
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
The following table presents the quantitative information regarding Level 3 fair value measurements for the Private Placement Warrants:

	September 30, 2022	December 31, 2021	June 11, 2021 Initial Measurement

Risk-free interest rate	3.27%	1.12%	0.67%
Expected term (years)	0.21	4.17	5.00
Expected volatility	1.70%	17.40%	33.20%
Exercise price	$11.50	$11.50	$11.50
Fair value of Units	$9.82	$9.75	$9.70

NIGHTDRAGON ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on March 4, 2021	341,361	10,199,983	10,541,344
Change in fair value	(153,984)	(401,983)	(555,967)
Transfer to Level 1	—	(9,798,000)	(9,798,000)

Fair Value as of September 30, 2021	187,377	—	—
Change in fair value	4,655	—	4,655

Fair value as of December 31, 2021	192,042	—	192,042
Change in fair value	(192,042)	—	(192,042)

Fair value as of September 30, 2022	$—	$—	$—

Transfers to and from Levels 1 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 fair value measurement to a Level 1 fair value measurement at the time of transfer on June 30, 2021 was $9,798,000. There were no such transfers during the nine months ended September 30, 2022.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial
statements were issued. Based upon this review, other than disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.
On October 20, 2022, the Company filed a definitive proxy statement that asked shareholders to vote on the following proposals: a charter amendment proposal to adopt an amended and restated certificate of incorporation (the “Restated Certificate”) with the purpose to change the date by which the Company must consummate its initial business combination from March 4, 2023 (or June 4, 2023, if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before March 4, 2023) (such date, the “Original Termination Date”), to the time and date immediately following the filing of the Restated Certificate with the Secretary of State of the State of Delaware (the “Accelerated Termination Time”); a trust amendment proposal to amend our investment management trust agreement to change the date on which the trustee must commence liquidation of the trust account to the Accelerated Termination Time; an auditor ratification proposal to ratify the appointment of Marcum LLP as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2022; and an adjournment proposal to approve one or more adjournments of the meeting, if necessary or appropriate.
If the Restated Certificate is approved by the Company’s stockholders, the approval is intended to constitute the adoption of a plan of complete liquidation of the Company for U.S. federal income tax purposes.

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

Proposed Amendment to Our Certificate of Incorporation

On September 27, 2022, our board of directors voted to approve, and to recommend that our stockholders approve, the amendment and restatement of our certificate of incorporation to, among other things, change the deadline by which we must consummate a business combination from March 4, 2023 (or June 4, 2023, if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before March 4, 2023), which we refer to as the Original Termination Date, to the time and date immediately following the filing of our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware, which we refer to as the Accelerated Termination Time. A special meeting of stockholders has been scheduled for December 2, 2022 and if the amended and restated certificate of incorporation is approved at that meeting, we intend to file the amended and restated certificate of incorporation with the Secretary of State of the State of Delaware as soon as practicable after the meeting adjourns.

After filing the amended and restated certificate of incorporation, we do not anticipate being able to complete an initial business combination by the Accelerated Termination Time, we will be obligated to complete the redemption of all the remaining issued and outstanding public shares that were not redeemed voluntarily as promptly as reasonably possible, but not more than ten business days after the Accelerated Termination Time, at a per-share price, payable in cash, equal to the aggregate amount on deposit in the trust account as of the Accelerated Termination Time (after taking into account the voluntary redemption), including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the remaining issued and outstanding public shares after completion of the voluntary redemption. As of the Accelerated Termination Time, all remaining issued and outstanding public shares (after taking into account the voluntary redemption) will be deemed cancelled and will represent only the right to receive the redemption amount. The redemption amount will be payable to the holders of these remaining public shares upon presentation of their respective share certificates or other delivery of their shares to American Stock Transfer & Trust Company, LLC, or AST. Beneficial owners of such public shares held in “street name,” however, will not need to take any action in order to receive the redemption amount. Upon the completion of the post-amendment share redemption, the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) will be extinguished. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the Original Termination Date or the Accelerated Termination Time. For additional information regarding the foregoing, please refer to our definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on October 20, 2022.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 8, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account, or the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $1,865,656 which consists of the change in fair value of warrant liabilities of $1,230,969 and interest earned on marketable securities held in the Trust Account of $1,337,170, offset by general and administrative expenses of $432,177 and provision for income taxes of $270,306.

For the nine months ended September 30, 2022, we had a net income of $5,885,797 which consists of the change in fair value of warrant liabilities of $5,505,042 and interest earned on marketable securities held in the Trust Account of $1,827,302, offset by general and administrative expenses of 1,127,258 and provision for income taxes of $319,289.

For the three months ended September 30, 2021, we had a net income of $3,572,079 which consists of the change in fair value of warrant liability of $4,090,597 and interest earned on marketable securities held in the Trust Account of $4,439, offset by operating and formation costs of $522,957.

For the nine months ended September 30, 2021, we had net income of $2,834,719, which consists of the change in fair value of warrant liability of $4,480,687 and interest earned on marketable securities held in the Trust Account of $23,401, offset by operating and formation costs of $1,058,923, transaction costs associated with the Initial Public Offering of $579,585 and compensation expense of $30,861.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,030,908. Net income of $6,009,806 was affected by change in fair value of warrant liabilities of $5,505,042, and interest income on marketable securities held in the Trust Account of $1,827,302. Changes in operating assets and liabilities provided $291,630 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $1,643,762. Net income of $2,834,719 was affected by change non-cash gain in fair value of warrant liability of $4,480,687, transaction costs associated with the Initial Public Offering of $579,585, compensation expense of $30,861, and interest income on marketable securities held in the Trust Account of $23,401. Changes in operating assets and liabilities used $584,839 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $346,431,169 (including approximately $1,827,302 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2022, we had cash of $498,834. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth-due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balances sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board (the “FASB”)’s Accounting Standards Update (“ASU”) 2014-15,“Disclosuresof Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 4, 2023 to consummate an initial business combination, or June 4, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by March 4, 2023. Additionally, if our amended and restated certificate of incorporation is approved at the meeting of stockholders to be held in December 2022, the Original Termination Date would no longer apply and a business combination would have to be consummated by the Accelerated Termination Time. It is uncertain that we will be able to consummate an initial business combination within these timelines or any extended deadline, if approved. If an initial business combination is not consummated by the relevant deadline date or an extended deadline date (if approved), there will be a mandatory liquidation and subsequent dissolution of our company. Management has determined that the mandatory liquidation, should an initial business combination not occur and an extension is not requested by our sponsor, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2023.

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

Net Income Per Common Share

Net income per share of common stock is computed by dividing net income by the weighted average number of share of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.”

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments and accounting for accruals. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As of September 30, 2022, we had $498,834 in our operating bank accounts. We have incurred, and expect to continue to incur, significant costs in pursuit of an initial Business Combination. Management’s plans to address this need are discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial Business Combination may not be successful. The initial deadline for us to complete our initial business combination is March 4, 2023, or June 4, 2023 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial Business Combination by March 4, 2023. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Pursuant to a letter agreement, our sponsor and our directors, officers and advisors have agreed to vote all of their shares of our common stock (whether acquired before, in connection with or after our initial public offering, including in open market and privately negotiated transactions) in favor of our initial business combination. Ourur sponsor owns shares of our common stock that represent, on an as-converted to Class A common stock basis, approximately 21.9% of the combined voting power of our issued and outstanding shares of Class A common stock

(including the private placement shares) and Class B common stock. Our sponsor and members of our management team also may from time to time purchase shares of our Class A common stock prior to the completion of our initial business combination. As a result, in addition to our sponsor’s Class B common stock and Class A common stock, we would need only 12,420,001, or 36.0% (assuming all outstanding shares are voted), or 1,380,001, or 4.0% (assuming only the minimum number of shares representing a quorum are voted), of the 34,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the timeframe prescribed by our certificate of incorporation. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

We may not be able to find a suitable target business and complete our initial business combination within the timeframe prescribed by our certificate of incorporation. Our certificate of incorporation currently provides that we must complete our initial business combination within 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering. Additionally, our board of directors has approved an amended and restated certificate of incorporation that would change the date by which we must consummate our initial business combination to the time and date immediately following the filing of such amended and restated certificate of incorporation with the Secretary of State of the State of Delaware; if such amended and restated certificate of incorporation is approved by our stockholders at our upcoming special meeting in lieu of annual meeting of stockholders, scheduled for December 2, 2022, we intend to file such amended and restated certificate of incorporation as soon as practicable after such meeting adjourns.

In deciding to seek stockholder approval of the amended and restated certificate of incorporation, our management noted that, as of October 20, 2022 (the date our definitive proxy statement was filed with the Securities and Exchange Commission), it had reviewed over 100 potential targets in the cybersecurity, safety, security and privacy, or CSSP, sector. However, these efforts have not yet resulted in the execution of an agreement to effect a business combination with any of these potential targets. Management believes there are a variety of reasons contributing to this lack of agreement, including, among other things: (i) the parties’ inability to reach an agreement on valuation; (ii) our preliminary assessment of the relevant target company’s business model, customer concentration, competitive landscape and corresponding risks to future financial performance; (iii) our preliminary assessment of the relevant target company’s ability to execute its business and financial plans and scale its business; and (iv) alternative options available to potential targets, such as pursuing a traditional initial public offering or waiting for the capital markets to improve before pursuing a listing. Additionally, through our efforts to find a suitable target for a business combination, our management has encountered material changes in the market valuations of public company transactions since our initial public offering, creating divergent expectations of valuation between special purpose acquisition companies, or SPACs, like NightDragon and stockholders of the privately owned businesses that may be interested in pursuing a business combination. Our board of directors determined that this divergence in expectations will continue to persist until the Original Termination Date and, as a result, that we will not be able to identify, agree upon and consummate a business combination with a suitable target that meets our criteria for a business combination at an acceptable valuation by or before the Original Termination Date. As a result of these market dynamics, there is a significant risk that we will be unable to complete our initial business combination either by the Original Termination Date or by the Accelerated Termination Time if our stockholders approve our amended and restated certificate of incorporation.

If we have not completed our initial business combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash and out of funds legally available therefor, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

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

If the net proceeds of our initial public offering and the sale of the private placement SCALE units not being held in the trust account are insufficient to allow us to operate, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate during the period prescribed by our certificate of incorporation for consummating our initial business combination. Our certificate of incorporation currently provides that we must complete our initial business combination within 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering. Additionally, our board of directors has approved an amended and restated certificate of incorporation that would change the date by which we must consummate our initial business combination to the time and date immediately following the filing of such amended and restated certificate of incorporation with the Secretary of State of the State of Delaware; if such amended and restated certificate of incorporation is approved by our stockholders at our upcoming special meeting in lieu of annual meeting of stockholders, scheduled for December 2, 2022, we intend to file such amended and restated certificate of incorporation as soon as practicable after such meeting adjourns.

Although we believe the funds currently available to us outside of the trust account are sufficient to allow us to operate through the expiration of the time period prescribed by our certificate of incorporation, we cannot assure you that our estimate is accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or other agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors above and below.

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

We may be subject to excise taxes pursuant to the Inflation Reduction Act of 2022 if we liquidate, or if we redeem shares of our common stock, after December 31, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act imposes a 1% excise tax on the fair market value of stock repurchased by a U.S. corporation beginning in 2023, with certain exceptions. Because we are a publicly listed Delaware corporation, we are a “covered corporation” within the meaning of the Inflation Reduction Act; consequently, our board of directors believes that, absent additional guidance and unless an exception is available (such as netting any redemption against share issuances pursuant to a business combination and/or a financing transaction relating to any such business combination), there is a significant risk that this excise tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions made if we are unable to consummate a business combination by then. The application of the excise tax to any redemptions we make after December 31, 2022 could potentially reduce the per-share amount that our public stockholders would otherwise be entitled to receive. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete our initial business combination and in our ability to complete our initial business combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the timeframe prescribed by our certificate of incorporation, or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the timeframe prescribed by our certificate of incorporation, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. Moreover, although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for a business combination. Accordingly, we may not be able to complete our Business Combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we do not complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we have not completed an initial business combination within the period prescribed by our certificate of incorporation, our public stockholders may be forced to wait beyond the expiration of such period before redemption from our trust account.

Our certificate of incorporation currently provides that we must complete our initial business combination within 24 months from the closing of our initial public offering or 27 months from the closing of our initial public offering if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination within 24 months from the closing of our initial public offering. Additionally, our board of directors has approved an amended and restated certificate of incorporation that would change the date by which we must consummate our initial business combination to the time and date immediately following the filing of such amended and restated certificate of incorporation with the Secretary of State of the State of Delaware; if such amended and restated certificate of incorporation is approved by our stockholders at our upcoming special meeting in lieu of annual meeting of stockholders, scheduled for December 2, 2022, we intend to file such amended and restated certificate of incorporation as soon as practicable after such meeting adjourns.

If we have not completed an initial business combination within the period prescribed by our certificate of incorporation, , the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations (less up to $100,000 of the interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond the expiration of the applicable period prescribed by our certificate of incorporation before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption of public shares or liquidation unless we complete our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we do not complete our initial business combination.

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

Under the DGCL, in certain circumstances, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the timeframe prescribed by our certificate of incorporation, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-daynotice period during which any third-party claims can be brought against the corporation and a 90-dayperiod during which the corporation may reject any claims brought, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the timeframe prescribed by our certificate of incorporation for consummating our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

If we dissolve in a manner that does not comply with Section 280, Section 281(b) of the DGCL would require us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise may be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, even outside of the dissolution context, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the timeframe prescribed by our certificate of incorporation is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, creditors could bring a claim within six years of the unlawful redemption distribution, instead of three years, as is the relevant statute of limitations period in the case of a liquidating distribution.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management team’s area of expertise.

Although we intend to focus on identifying companies in the CSSP sector, we will consider an initial business combination outside of our management team’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our SCALE units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management team’s expertise, our management team’s expertise may not be directly applicable to its evaluation or operation. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement shares into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of the voting power of our outstanding Class A common stock and Class B common stock voting together as a single class entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our sponsor, who beneficially owns, on an as-converted to Class A common stock basis, approximately 21.9% of our shares of Class A common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor and our officers, directors and advisors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the timeframe prescribed by our certificate of incorporation, or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash and out of funds legally available therefor, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income tax obligations divided by the number of then outstanding public shares. Persons who are not party to, or third-party beneficiaries of, this letter agreement will not have the ability to pursue remedies against our sponsor for any breach of these agreements. As a result, in the event of a breach, such persons would need to pursue a stockholder derivative action, subject to applicable law.

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

As described in Item 4. “Controls and Procedures,” we have concluded that our internal controls over financial reporting was ineffective as of September 30, 2022 because a material weakness existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weakness described therein; however, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely or reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In such a case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we may incur additional costs to remediate the material weakness in our internal control over financial reporting, as described in Part I, Item 4. “Controls and Procedures.”

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the timeframe prescribed by our certificate of incorporation or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we do not complete an initial business combination within such timeframe, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Our sponsor owns shares of our common stock that represent, on an as-converted to Class A common stock basis, approximately 21.9% of our outstanding capital stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File—the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

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

NIGHTDRAGON ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Morgan Kyauk
	Name:	Morgan Kyauk
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Steve Simonian
	Name:	Steve Simonian
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)